Form 10-Q
period 2009-03-31
Aurios Inc.
filed 2009-06-17
CIK 1434768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-53643

Aurios Inc.

(Exact name of registrant as specified in its charter)

Arizona	86-1037558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1741 W. University Drive, Suite 146

Tempe, AZ 85281

(Address of principal executive offices)

(602) 426-1211

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2009
Common Stock, no par value	896,000

FORM 10-Q

AURIOS INC.

MARCH 31, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited condensed financial statements included in this Form 10-Q for the three months ended March 31, 2009 are as follows:

Condensed Balance Sheets—As of March 31, 2009 (Unaudited) and December 31, 2008.

Condensed Statements of Operations (Unaudited)—Three months ended March 31, 2009 and 2008.

Condensed Statement of Changes in Stockholders’ Equity for the year ended December 31, 2008 and the three months ended March 31, 2009 (Unaudited).

Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 2009 and 2008.

Notes to Condensed Financial Statements.

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

AURIOS INC.

CONDENSED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash	$18,894	$43,321
Accounts receivable, net	4,587	5,437
Inventory	14,281	16,605

Total Assets	$37,762	$65,363

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable	$11,802	$12,498
Due to related party	154	454

Total Current Liabilities	11,956	12,952
Long-Term Liabilities
Accrued interest—related party	8,565	7,580
Note payable—related party	44,121	44,121

Total Liabilities	64,642	64,653

Stockholders’ Equity/(Deficit):
Convertible preferred stock—no par value; 10,000,000 shares authorized, 460,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	115,000	115,000
Common stock—no par value; 90,000,000 shares authorized, 896,000 shares issued and outstanding at March 31, 2009 and at December 31, 2008	10,795	10,795
Accumulated deficit	(152,675)	(125,085)

Total Stockholders’ Equity/(Deficit)	(26,880)	710

Total Liabilities and Stockholders’ Equity/(Deficit)	$37,762	$65,363

The Accompanying Notes are an Integral

Part of the Condensed Financial Statements

AURIOS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Sales	$5,067	$6,902
Cost of Sales	2,973	3,875

Gross Profit	2,094	3,027
General and Administrative Expenses	28,699	8,560

Loss from Operations	(26,605)	(5,533)

Other Expense:
Interest Expense	985	985

	985	985

Net Loss	$(27,590)	$(6,518)

Loss per share—basic and diluted	$(0.03)	$(0.01)

Weighted average shares outstanding	896,000	896,000

The Accompanying Notes are an Integral

Part of the Condensed Financial Statements

AURIOS INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the year ended December 31, 2008, and the three months ended March 31, 2009

(Unaudited)

						Total Stockholders’ Equity (Deficit)

	Common Stock		Preferred Stock		Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	896,000	$10,795	460,000	$115,000	$(125,085)	$710
Net loss for the three months ended March 31, 2009 (Unaudited)					(27,590)	(27,590)

Balance at March 31, 2009 (Unaudited)	896,000	$10,795	460,000	$115,000	$(152,675)	$(26,880)

The Accompanying Notes are an Integral

Part of the Condensed Financial Statements

AURIOS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net Loss	$(27,590)	$(6,518)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in Assets and Liabilities:
Accounts receivable	850	(1,486)
Inventory	2,324	1,708
Accounts payable	(696)	3,724
Accrued interest-related party	985	985
Due to related party	(300)	1,773

Net cash provided by (used in) operating activities	(24,427)	186

Net change in cash and cash equivalents	(24,427)	186
Cash and cash equivalents at beginning of period	43,321	115,806

Cash and cash equivalents at end of period	$18,894	$115,992

Supplemental Information:
Interest paid	$—	$—

Income taxes paid	$—	$—

The Accompanying Notes are an Integral

Part of the Condensed Financial Statements

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1

Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates

Presentation of Interim Information:

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our Annual Report on the financial statements of Aurios Inc. for the years ended December 31, 2008 and 2007 included in Amendment No. 3 to the Form S-1 as filed with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures made are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to fairly present our financial position at March 31, 2009 and the results of our operations and cash flows for the periods presented. The December 31, 2008 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

Nature of Corporation

Aurios Inc. (the “Company” or “we”) is a Corporation which was duly formed and organized under the laws of the State of Arizona on August 7, 2001. Its principal business activity is the marketing of vibration and motion control technology into the audio / video markets. The Company’s sales occur throughout the United States. The Company is a former wholly-owned subsidiary of True Gravity Enterprises Inc. (“TGE”). On December 31, 2007, the principal shareholder, who is also a director and officer of the Company, purchased all of the stock owned by TGE. Through June 30, 2007, TGE paid all Company expenses including payroll and vendors. It charged the Company $1,500 per month as a rent and management fee. Beginning June 30, 2007, the Company began paying its vendors, but continued to contract with TGE for rent and for services performed by TGE. TGE continues to charge the Company $1,500 per month.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company derives its revenues primarily from the sale of vibration and motion control devices through sales on the Company’s website and its distributors. Revenues are recognized at the time the sale is completed and shipped. Once shipped, title to the products, as well as the risks and rewards of ownership, passes to the customers.

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

Accounts Receivable

The Company provides for potentially uncollectible accounts receivable by use of the allowance method. The allowance is provided based upon a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable. As of March 31, 2009 and December 31, 2008 there was no provision for uncollectible trade accounts receivable. The Company does not accrue interest charges on delinquent accounts receivable. The accounts are generally unsecured.

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Note 1

Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market value. We regularly assess inventory quantities on hand and record provisions for excess and obsolete inventory based primarily on our estimated forecast of product demand. Inventory consists primarily of components used in assembling vibration control bearings.

Deferred Income Taxes

Deferred income taxes are provided on an asset and liability method, whereby deferred tax assets and liabilities are recognized for deductible temporary differences and operating loss carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that the carryforwards will not be utilized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

New Accounting Pronouncements

On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”) for the Company’s financial assets and financial liabilities. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” (“FSP FAS 157-2”), the Company deferred the effective date of SFAS No. 157 for the Company’s nonfinancial assets and nonfinancial liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The adoption of the fair value measurement provisions of SFAS No. 157 for the Company’s nonfinancial assets and nonfinancial liabilities had no impact on retained earnings and is not expected to have a material impact on the Company’s financial position and results of operations.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”). FSP No. APB 14-1 applies to certain convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative. Issuers of convertible debt instruments subject to the provisions of FSP No. APB 14-1 should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not anticipate that our adoption of the provisions of FSP No. APB 14-1 on April 1, 2009, will have a material impact on our financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142. FSP FAS 142-3 also requires expanded disclosures related to the determination of intangible asset useful lives. This standard applies prospectively to intangible assets acquired and/or recognized on or after January 1, 2009. We do not anticipate that our adoption of the provisions of FSP FAS 142-3 on April 1, 2009, will have a material impact on our financial statements.

In September 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (“EITF 08-5”). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The implementation of this standard did not have a material impact on the Company’s financial position and results of operations.

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Note 1

Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

New Accounting Pronouncements (Continued)

On January 1, 2009, the Company adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS No. 161 amended the disclosure requirements for derivative financial instruments and hedging activities. Expanded qualitative disclosures required under SFAS No. 161 include: (1) how and why an entity uses derivative financial instruments; (2) how derivative financial instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and related interpretations; and (3) how derivative financial instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also requires several added quantitative disclosures in financial statements. As SFAS No. 161 amended only the disclosure requirements for derivative financial instruments and hedged items, the adoption had no impact on the Company’s financial position and results of operations.

In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

•

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009. The Company is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on the Company’s financial position and results of operations.

•

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”), requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s financial position and results of operations.

•

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009. The Company is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Company’s financial position and results of operations.

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Note 1

Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Earnings Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” (“SFAS 128”) provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

As of March 31, 2009 and 2008, there were 460,000 shares of Series A Convertible Preferred Stock convertible into 460,000 common shares. These shares were not included in the determination of diluted earnings per share as their effect was anti-dilutive. Holders of the Series A shares shall be entitled to receive dividends as declared from time to time by the Board of Directors. Since their issuance no dividends have been declared on the Series A Convertible Preferred Stock.

Note 2

Related Party Transactions

The Company had a balance due from a related party, TGE, in the amount of $150 and $1,000 at March 31, 2009 and December 31, 2008, respectively. These are considered short term in nature and non-interest bearing.

The Company had a note payable to a related party, TGE, in the amount of $44,121 as of March 31, 2009 and December 31, 2008, bearing interest at a rate of 8.25%. All outstanding principal and interest is due and payable on December 15, 2010. As of March 31, 2009 and December 31, 2008, there was accrued interest in the amount of $8,565 and $7,580, respectively.

The Company paid a fee of $1,500 per month to TGE to compensate it for administrative expenses and the use of TGE’s facilities.

In July 2007 the Company entered into a non-exclusive License Agreement with a related party, TGE, giving the Company rights in various patents, pending applications for patents and trademarks in various countries of the world, including the United States. The Company pays the related party five percent (5.0%) of worldwide net sales of the licensed products. In October 2007, the License Agreement was amended to state that the royalty would begin to accrue on January 1, 2008. As of March 31, 2009 and December 31, 2008, the accrued royalty the Company owed to TGE was $304 and $1,454, respectively.

TGE shares common management with the Company and both the Company and TGE have the same majority owner.

During the three months ended March 31, 2009 and 2008, the Company paid $485 and $139, respectively, in legal services to a firm in which a principal stockholder of Aurios is a partner. He also performed or supervised the majority of the legal services.

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Note 3

Accounts Receivable

Accounts Receivable consists of:

	March 31, 2009	December 31, 2008
Accounts Receivable	$4,587	$5,437
Less: Allowance for Doubtful Accounts	—	—

	$4,587	$5,437

Note 4

Concentration of Credit Risk

The Company maintains cash accounts at a financial institution. Deposits not to exceed $250,000 are insured by the Federal Deposit Insurance Corporation. At March 31, 2009 and December 31, 2008, the Company had no uninsured cash and cash equivalents.

For the period ended March 31, 2009 and the year ended December 31, 2008, the Company had 91% and 58% of sales to two customers, respectively. As of March 31, 2009 and December 31, 2008 receivables from these customers were $4,587 and $4,950, respectively.

Note 5

Stockholders’ Equity

Preferred Stock:

On September 27, 2007, the Company amended its Articles of Incorporation to authorize the Company to issue up to 10,000,000 shares of no par value preferred stock, with such rights, preferences, privileges and restrictions as determined by its board of directors.

Series A Convertible Preferred Stock:

On December 14, 2007, the Company completed a private placement of Series A Convertible Preferred Stock pursuant to the terms of a Private Placement Memorandum with accredited investors. The Series A Convertible Preferred Stock was issued at $0.25 per share. Each Series A Convertible Preferred Stock is convertible into the Company’s common stock at a price of $0.25 per share after ninety (90) days from the date of issuance. The shares of Series A Convertible Preferred Stock are redeemable, at the option of the Company, on or after the second anniversary of the date of issuance, plus all accrued but unpaid dividends, on the following basis: 1) $0.30 per share if redeemed on or after the second anniversary of the date of issuance; 2) $0.35 per share if redeemed on or after the third anniversary of the date of issuance; and 3) $0.40 per share if redeemed on or after the fourth anniversary of the date of issuance. The Company committed to file a registration statement to register the conversion shares under the Securities Act of 1933 (“the Securities Act”), as amended, and all applicable state securities laws after the conclusion of the offering of the shares of Series A Convertible Preferred Stock by the Company. The Company filed such registration statement and it become effective in May 2009. The Company will keep it effective for the shorter of one year or until the holders can make use of Rule 144 under the Securities Act.

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Note 5

Stockholders’ Equity (Continued)

Common Stock:

On September 27, 2007, the Company amended its Articles of Incorporation to authorize the Company to issue up to 90,000,000 shares of no par value Common Stock.

Stock Options:

The Company, under its 2007 Stock Option Plan, is authorized to grant options for up to 250,000 shares of common stock, no par value. Options may be granted as incentive stock options or nonqualified stock options. Incentive stock options shall not be granted at less than one hundred percent (100%) of the fair market value of the common stock on the date of the grant, and have exercise terms of up to ten years with vesting periods determined at the discretion of the Company’s board of directors. As of March 31, 2009 no stock options have been granted.

Note 6

Income Taxes

The provisions for income tax expense consist of the following:

	March 31,
	2009	2008
Deferred:
Income tax benefit at statutory rates	$10,800	$2,500
Valuation allowance of net operating loss	(10,800)	(2,500)

	$—	$—

The Company’s deferred tax asset consists of the following:

	March 31,
	2009	2008
Deferred tax asset:
Net operating loss carryforward	$47,600	6,300
Less: Valuation allowance	(47,600)	(6,300)

Net deferred tax asset	$—	$—

During the year ended December 31, 2006 and through June 30, 2007, the net operating loss carryforward was consolidated by TGE pursuant to a tax sharing agreement. No intercompany receivable was recorded due to the uncertainty of the utilization of the net operating loss carryforward by TGE.

The loss carryforwards, unless utilized, will expire from 2027 through 2029.

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Note 7

Going Concern

The Company has incurred an accumulated deficit and has had negative cash flows from its operations. Realization of the Company’s assets is dependent upon the Company’s ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

No assurances can be given that the Company will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to the Company. In the event the Company is unable to raise additional funds, it could be required to either substantially reduce or terminate its operations. Currently the Company has no extensive expansion plans that would require significant infusions of capital into the operations of Aurios Inc. As such, a principal stockholder of the Company has verbally committed to provide the necessary funding to maintain operations of the Company for at least the next twelve months.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

Factors that could cause or contribute to our actual results to differ materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our history of declining operating results; (ii) our auditors have expressed a going concern opinion; (iii) our ability to implement our business plan; (iv) uncertainties regarding our ability to increase revenues and penetrate our market; (v) economic and general risks relating to business; (vi) our ability to manage our costs of production; (vii) our ability to protect our intellectual property through patents and other intellectual property protection; (viii) our dependence on key personnel; (ix) increased competition or our failure to compete successfully; (x) our ability to keep pace with technological advancements in our industry; (xi) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404; (xii) our nonpayment of dividends and lack of plans to pay dividends in the future; (xiii) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, if it trades, lower our value and make it more difficult for us to raise capital; (xiv) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xv) our ability to have our common stock trade in a public market; (xvi) the price of our stock, if it trades, is likely to be highly volatile because of several factors, including a relatively limited public float; and (xvii) indemnification of our officers and directors.

As used in this Quarterly Report, the terms “we,” “us,” “our,” and “Aurios” mean Aurios Inc. unless otherwise indicated.

General

The following discussion should be read in conjunction with our Financial Statements and notes thereto appearing elsewhere in this registration statement. The following discussion contains forward-looking statements, including, but not limited to, statements concerning our plans, anticipated expenditures, the need for additional capital and other events and circumstances described in terms of our expectations and intentions. You are urged to review the information set forth under the captions for factors that may cause actual events or results to differ materially from those discussed below.

Overview

We were formed in August 2001 by our former parent, TGE. Our corporate offices are located at 1741 W. University Drive, Suite 146, Tempe, Arizona 85281 and our telephone number is (602) 426-1211.

We produce, market and distribute vibration isolation products to the high-end audio and video markets in the United States and in certain foreign countries. Our products are the Classic MIB, the PRO MIB and the Isotone.

Our vibration isolation products produce superior sound quality by sharpening, not softening, the sound. Our products are protected by patents both in the United States and Taiwan, and a patent is pending in Japan. TGE owns the patents relating to our products and it has granted us a non-exclusive world-wide license to sell the products under the patents and to use the Aurios trademark in connection with the products. The license automatically renews every two years as long as we are in compliance with its terms. We pay TGE a royalty of 5% of our net sales for the license. Our minimum royalty payment under the license is $2,500 per year. We outsource the manufacture of our products to several qualified machine shops in the Phoenix metropolitan area.

For the Three Months Ended March 31, 2009 and 2008

Results From Operations

Revenues

Since our inception, our activities have focused on product and market development with a nominal level of operations. Revenues for the three months ended March 31, 2009 and March 31, 2008 were $5,067 and $6,902, respectively. Sales declined as a result of the current poor economic conditions.

Most of our sales are made through audio equipment distributors, with the balance being direct retail sales. For the period ending March 31, 2009, 68% and 23% of sales were made through distributors, ECS, Ltd. and Galen Carol, respectively. For the period ending March 31, 2008, 72% and 15% of sales were made through distributors, Music Direct and Music Matters, respectively. No other customer accounted for more than 10% of sales in either period.

Cost of Sales

The cost of sales on units sold for the three months ended March 31, 2009 totaled $2,973 (58.7% of revenues) , as compared to $3,875 (56.1% of revenues) for the three months ended March 31, 2008. The cost of sales for the three months ended March 31, 2009 was lower than for the same period in 2008 due to declining sales and the cost of sales as a percentage of revenues increased due to lower volumes.

Gross Margin

Gross margin for the three months ended March 31, 2009 was $2,094 (41.3% of revenues) compared to $3,027 (43.9% of revenues) for the three months ended March 31, 2008.

Operating Expenses

All selling and operating expenses, as well as research and development expenses, are incurred through a contractual relationship with TGE, which performs these services under an administrative services agreement with us. These expenses were $4,500 in the three months ended March 31, 2009 and 2008. In the three months ended March 31, 2009, we had additional expenses consisting of legal expenses of $485 and accounting expenses of $12,266 related to preparing us to become publicly held. In the three months ended March 31, 2008, we had legal expenses of $139 and accounting expenses of $3,515 related to preparing us to become publicly held.

Interest Expense. Interest expense was $985 for both the three months ended March 31, 2009 and 2008.

Income Tax Provision

The Company had a potential tax benefit provision of approximately $10,800 and $2,500 for the three months ended March 31, 2009 and 2008, respectively arising from net operating losses. The Company has fully reserved against these benefits due to the uncertainty of its realization.

Net Loss

For the reasons listed above, for the three months ended March 31, 2009 and 2008, we recorded net loss of $27,590 and $6,518, respectively, an increase of our net loss of $21,072.

Basic and Diluted Loss per Share

The basic and diluted loss per share were <$0.03> and <$0.01> for the three months ended March 31, 2009 and 2008, respectively, for the reasons previously noted.

Liquidity and Capital Resources

Our auditors have rendered a going concern opinion. We provided for our cash requirements in the first quarter of 2009 with the capital we raised in 2007 through the sale of Preferred Stock in a private placement, yielding $115,000 in gross proceeds. We believe that we will have sufficient capital to operate for the next twelve months through the use of our cash reserves and by generating operating income through increased sales. We can make no assurances that we will be successful in this regard. If our revenues do not increase and our cash flow is not positive or not sufficient to meet our working capital needs, we will need to seek to raise capital through the sale of our equity or debt securities. We have no commitments for obtaining such financing and there can be no assurance that we could obtain the necessary funds or obtain them on terms favorable to us. Any future financing may be on terms that substantially dilute the ownership interests of present shareholders. If we are unable to raise sufficient additional capital as necessary, we may have to suspend or contract operations or cease operations entirely.

We do not anticipate we will have any large capital requirements over the next twelve months. In addition, we have relationships with third parties who will manufacture small quantities of our products quickly and charge us the same lower prices as we would be charged for larger orders, particularly in the current economic environment. Accordingly, we believe we can continue to place smaller orders with a number of such manufacturers at favorable prices and will not have to allocate our working capital to the cost of surplus inventory. We work with five manufacturers.

As of March 31, 2009, we had working capital of $25,806 and $52,686 of long-term debt.

Capital Commitments

We had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2009 and March 31, 2008.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles. Preparation of the statements in accordance with these principles requires that we make estimates, using available data and our judgment, for such things as valuing assets, accruing liabilities and estimating expenses. The following is a discussion of what we feel is the most critical estimate that we must make when preparing our financial statements.

Recoverability of Inventory. We assume that our inventory can be sold for at least its carrying cost.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no such disagreements or changes.

Recent Accounting Pronouncements

On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”) for the Company’s financial assets and financial liabilities. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” (“FSP FAS 157-2”), the Company deferred the effective date of SFAS No. 157 for the Company’s nonfinancial assets and nonfinancial liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The adoption of the fair value measurement provisions of SFAS No. 157 for the Company’s nonfinancial assets and nonfinancial liabilities had no impact on retained earnings and is not expected to have a material impact on the Company’s financial position and results of operations.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”). FSP No. APB 14-1 applies to certain convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative. Issuers of convertible debt instruments subject to the provisions of FSP No. APB 14-1 should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not anticipate that our adoption of the provisions of FSP No. APB 14-1 on April 1, 2009, will have a material impact on our financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142. FSP FAS 142-3 also requires expanded disclosures related to the determination of intangible asset useful lives. This standard applies prospectively to intangible assets acquired and/or recognized on or after January 1, 2009. We do not anticipate that our adoption of the provisions of FSP FAS 142-3 on April 1, 2009, will have a material impact on our financial statements.

In September 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (“EITF 08-5”). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The implementation of this standard did not have a material impact on the Company’s financial position and results of operations.

In September 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (“EITF 08-5”). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The implementation of this standard did not have a material impact on the Company’s financial position and results of operations.

On January 1, 2009, the Company adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS No. 161 amended the disclosure requirements for derivative financial instruments and hedging activities. Expanded qualitative disclosures required under SFAS No. 161 include: (1) how and why an entity uses derivative financial instruments; (2) how derivative financial instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS

133”) and related interpretations; and (3) how derivative financial instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also requires several added quantitative disclosures in financial statements. As SFAS No. 161 amended only the disclosure requirements for derivative financial instruments and hedged items, the adoption had no impact on the Company’s financial position and results of operations.

In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

•

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009. The Company is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on the Company’s financial position and results of operations.

•

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”), requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s financial position and results of operations.

•

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009. The Company is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Company’s financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009. This evaluation was carried out under the supervision and with the participation of our President, Chief Executive Officer and Chief Financial Officer, Paul Attaway. Based upon that evaluation, he has concluded that, as of March 31, 2009, our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect such controls.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of five percent or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.	Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURIOS INC.

Date:	June 17, 2009

	By:	/s/ Paul Attaway
PAUL ATTAWAY
	Title:	President, Chief Executive Officer, Chief
Financial Officer and Director