Form 10-Q
period 2009-06-30
Aurios Inc.
filed 2009-08-14
CIK 1434768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.     ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 7, 2009
Common Stock, no par value	896,000

FORM 10-Q

AURIOS INC.

JUNE 30, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited condensed financial statements included in this Form 10-Q for the six months ended June 30, 2009 are as follows:

Condensed Balance Sheets—As of June 30, 2009 (Unaudited) and December 31, 2008.

Condensed Statements of Operations (Unaudited)—Three and six months ended June 30, 2009 and 2008.

Condensed Statement of Changes in Stockholders’ Equity for the year ended December 31, 2008 and the six months ended June 30, 2009 (Unaudited).

Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2009 and 2008.

Notes to Condensed Financial Statements.

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

AURIOS INC.

CONDENSED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash	$14,683	$43,321
Accounts receivable, net	2,323	5,437
Inventory	13,996	16,605

Total Assets	$31,002	$65,363

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable	$48,041	$12,498
Due to related party	976	454

Total Current Liabilities	49,017	12,952
Long-Term Liabilities
Accrued interest	9,713	7,580
Note payable—related party	44,121	44,121

Total Liabilities	102,851	64,653

Stockholders’ Equity/(Deficit):
Convertible preferred stock—no par value; 10,000,000 shares authorized, 460,000 shares issued and outstanding at June 30, 2009 and December 31, 2008	115,000	115,000
Common stock—no par value; 90,000,000 shares authorized, 896,000 shares issued and outstanding at June 30, 2009 and at December 31, 2008	10,795	10,795
Accumulated deficit	(197,644)	(125,085)

Total Stockholders’ Equity/(Deficit)	(71,849)	710

Total Liabilities and Stockholders’ Equity/(Deficit)	$31,002	$65,363

The Accompanying Notes are an Integral

Part of the Condensed Financial Statements

AURIOS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Sales	$12,539	$165	$17,606	$7,067
Cost of Sales	7,188	313	10,161	4,188

Gross Profit	5,351	(148)	7,445	2,879
General and Administrative Expenses	49,172	51,288	77,871	59,848

Loss from Operations	(43,821)	(51,436)	(70,426)	(56,969)

Other Expense	—	46	—	46
Interest Expense	1,148	985	2,133	1,970

	1,148	1,031	2,133	2,016

Net Loss (Unaudited)	$(44,969)	$(52,467)	$(72,559)	$(58,985)

Loss per share—basic and diluted	$(0.05)	$(0.06)	$(0.08)	$(0.07)

Weighted average shares outstanding	896,000	896,000	896,000	896,000

The Accompanying Notes are an Integral

Part of the Condensed Financial Statements

AURIOS INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the year ended December 31, 2008 and the six months ended June 30, 2009

(Unaudited)

						Total Stockholders’ Equity (Deficit)

	Common Stock		Preferred Stock		Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	896,000	$10,795	460,000	$115,000	$(41,658)	$84,137
Net loss for the year ended December 31, 2008					(83,427)	(83,427)

Balance at December 31, 2008	896,000	10,795	460,000	115,000	(125,085)	710
Net loss for the six months ended June 30, 2009 (Unaudited)					(72,559)	(72,559)

Balance at June 30, 2009 (Unaudited)	896,000	$10,795	460,000	$115,000	$(197,644)	$(71,849)

The Accompanying Notes are an Integral

Part of the Condensed Financial Statements

AURIOS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net Loss	$(72,559)	$(58,985)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in Assets and Liabilities:
Accounts receivable	3,114	(165)
Inventory	2,609	(3,775)
Accounts payable	35,543	43,634
Accrued interest-related party	2,133	1,970
Due to related party	522	1,737

Net cash used by operating activities	(28,638)	(15,584)

Net change in cash and cash equivalents	(28,638)	(15,584)
Cash and cash equivalents at beginning of period	43,321	115,806

Cash and cash equivalents at end of period	$14,683	$100,222

Supplemental Information:
Interest paid	$—	$—

Income taxes paid	$—	$—

The Accompanying Notes are an Integral

Part of the Condensed Financial Statements

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1

Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates

Presentation of Interim Information:

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our Annual Report on the financial statements of Aurios Inc. for the years ended December 31, 2008 and 2007 included in the Form S-1 Amendment No. 3 as filed with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures made are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to fairly present our financial position at June 30, 2009 and the results of our operations and cash flows for the periods presented. The December 31, 2008 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

Nature of Corporation

Aurios Inc. (the “Company” or “we”) is a corporation which was duly formed and organized under the laws of the State of Arizona on August 7, 2001. Its principal business activity is the production, marketing and distribution of vibration isolation products to the high-end audio and video market. The Company’s sales occur throughout the United States and in certain foreign countries. The Company is a former wholly-owned subsidiary of True Gravity Enterprises Inc. (“TGE”). On December 31, 2007, the principal shareholder, who is also a director and officer of the Company, purchased all of the stock owned by TGE. Through June 30, 2007, TGE paid all Company expenses including payroll and vendors. It charged the Company $1,500 per month as a rent and management fee. Beginning June 30, 2007, the Company began paying its vendors directly, but continued to contract with TGE for rent and for services performed by TGE. TGE continues to charge the Company $1,500 per month for rent and such services.

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

Revenue Recognition

The Company derives its revenues primarily from the sale of vibration and motion control devices through sales on the Company’s website and its distributors. Revenues are recognized at the time the sale is completed and shipped. Once shipped, title to the products, as well as the risks and rewards of ownership, pass to the customers.

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

Accounts Receivable

The Company provides for potentially uncollectible accounts receivable by use of the allowance method. The allowance is provided based upon a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable. As of June 30, 2009 and December 31, 2008 there was no provision for uncollectible trade accounts receivable. The Company does not accrue interest charges on delinquent accounts receivable. The accounts are generally unsecured.

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

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 will become effective for us in the third quarter of 2009 and will not have a material impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under SFAS 167, an enterprise has a controlling financial interest when it has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS 167 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. SFAS 167 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. SFAS 167 is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact the adoption of SFAS 167 will have on our financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on our financial position or results of operations. We evaluated subsequent events through the date the accompanying financial statements were issued, which was August 14, 2009.

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

Effective January 1, 2009 we adopted the provisions of EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The adoption of this standard did not have a material impact on our financial position or results of operations.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”). FSP No. APB 14-1 applies to certain convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative. Issuers of convertible debt instruments subject to the provisions of FSP No. APB 14-1 should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Adoption of the provisions of FSP No. APB 14-1, did not have a material impact on our financial statements.

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

As of June 30, 2009 and 2008, there were 460,000 shares of Series A Convertible Preferred Stock convertible into 460,000 common shares. These shares were not included in the determination of diluted earnings per share as their effect was anti-dilutive. Holders of shares of Series A Convertible Preferred Stock are entitled to receive dividends as declared from time to time by the board of directors. Since their issuance no dividends have been declared on the Series A Convertible Preferred Stock.

Note 2

Related Party Transactions

The Company had a balance due (to) from a related party, TGE, in the amount of ($45) and $1,000 at June 30, 2009 and December 31, 2008, respectively. These are considered short term in nature and non-interest bearing.

The Company had a note payable to a related party, TGE, in the amount of $44,121 as of June 30, 2009 and December 31, 2008, bearing interest at a rate of 8.25%. All outstanding principal and interest is due and payable on December 15, 2010. As of June 30, 2009 and December 31, 2008, there was accrued interest in the amount of $9,713 and $7,580, respectively.

The Company paid a fee of $1,500 per month to TGE to compensate it for administrative expenses and the use of TGE’s facilities.

In July 2007 the Company entered into a non-exclusive License Agreement with a related party, TGE, giving the Company rights in various patents, pending applications for patents and trademarks in various countries of the world, including the United States. The Company pays TGE five percent (5.0%) of worldwide net sales of the licensed products. In October 2007, the License Agreement was amended to state that the royalty would begin to accrue on January 1, 2008. As of June 30, 2009 and December 31, 2008, the accrued royalty the Company owed to TGE was $931 and $1,454, respectively.

TGE shares the same management with the Company and both the Company and TGE have the same majority owner.

During the six months ended June 30, 2009 and 2008, the Company paid $22,913 and $30,315, respectively, in legal services to a firm in which a principal stockholder of Aurios is a partner. He also performed or supervised the legal services rendered by his law firm.

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Note 3

Accounts Receivable

Accounts Receivable consists of:

	June 30, 2009	December 31, 2008
Accounts Receivable	$2,323	$5,437
Less: Allowance for Doubtful Accounts	—	—

	$2,323	$5,437

Note 4

Concentration of Credit Risk

The Company maintains cash accounts at a financial institution. Deposits not to exceed $250,000 are insured by the Federal Deposit Insurance Corporation. At June 30, 2009 and December 31, 2008, the Company had no uninsured cash and cash equivalents.

For the period ended June 30, 2009 and the year ended December 31, 2008, the Company had 88% and 58% of sales to two customers, respectively. As of June 30, 2009 and December 31, 2008 receivables from these customers were $1,862 and $4,950, respectively.

Note 5

Stockholders’ Equity

Preferred Stock:

On September 27, 2007, the Company amended its Articles of Incorporation to authorize the Company to issue up to 10,000,000 shares of no par value preferred stock, with such rights, preferences, privileges and restrictions as determined by its board of directors.

Series A Convertible Preferred Stock:

On December 14, 2007, the Company completed a private placement of Series A Convertible Preferred Stock pursuant to the terms of a Private Placement Memorandum with accredited investors. The Series A Convertible Preferred Stock was issued at $0.25 per share. Each Series A Convertible Preferred Stock is convertible into the Company’s common stock at a price of $0.25 per share after ninety (90) days from the date of issuance. The shares of Series A Convertible Preferred Stock are redeemable, at the option of the Company, on or after the second anniversary of the date of issuance, plus all accrued but unpaid dividends, on the following basis: (i) $0.30 per share if redeemed on or after the second anniversary of the date of issuance; (ii) $0.35 per share if redeemed on or after the third anniversary of the date of issuance; and (iii) $0.40 per share if redeemed on or after the fourth anniversary of the date of issuance. The Company committed to file a registration statement to register the conversion shares under the Securities Act of 1933 (“the Securities Act”), as amended, and all applicable state securities laws after the conclusion of the offering of the shares of Series A Convertible Preferred Stock by the Company. The Company filed such registration statement and it became effective in May 2009. The Company will keep it effective for the shorter of one year or until the holders can make use of Rule 144 under the Securities Act.

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Note 5

Stockholders’ Equity (Continued)

Common Stock:

On September 27, 2007, the Company amended its Articles of Incorporation to authorize the Company to issue up to 90,000,000 shares of no par value Common Stock.

Stock Options:

The Company, under its 2007 Stock Option Plan, is authorized to grant options for up to 250,000 shares of common stock, no par value. Options may be granted as incentive stock options or nonqualified stock options. Incentive stock options shall not be granted at less than one hundred percent (100%) of the fair market value of the common stock on the date of the grant, and have exercise terms of up to ten years with vesting periods determined at the discretion of the Company’s board of directors. As of June 30, 2009 no stock options had been granted.

Note 6

Income Taxes

The provisions for income tax expense consist of the following:

	June 30,
	2009	2008
Deferred:
Income tax benefit at statutory rates	$28,000	$23,000
Valuation allowance of net operating loss	(28,000)	(23,000)

	$—	$—

The Company’s deferred tax asset consists of the following:

	June 30,
	2009	2008
Deferred tax asset:
Net operating loss carryforward	$64,800	26,800
Less: Valuation allowance	(64,800)	(26,800)

Net deferred tax asset	$—	$—

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

The Company has no expansion plans that would require significant infusions of capital into its operations; however, it expects that it will need additional working capital in the next twelve months if it does not generate cash flow from operations. No assurances can be given that the Company will be able to raise such additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to the Company. If the Company is unable to raise additional funds, it could be required to either substantially reduce or terminate its operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

Factors that could cause or contribute to our actual results to differ materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our history of declining operating results; (ii) our auditors have expressed a going concern opinion; (iii) our ability to raise additional working capital that we may require and, if available, that such working capital will be on terms acceptable to us; (iv) our ability to implement our business plan; (v) uncertainties regarding our ability to increase revenues and penetrate our market; (vi) economic and general risks relating to business; (vii) our ability to manage our costs of production; (viii) our ability to protect our intellectual property through patents and other intellectual property protection; (ix) our dependence on key personnel; (x) increased competition or our failure to compete successfully; (xi) our ability to keep pace with technological advancements in our industry; (xii) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404; (xiii) our nonpayment of dividends and lack of plans to pay dividends in the future; (xiv) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, if it trades, lower our value and make it more difficult for us to raise capital; (xv) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xvi) our ability to have our common stock trade in a public market; (xvii) the price of our stock, if it trades, is likely to be highly volatile because of several factors, including a relatively limited public float; and (xviii) indemnification of our officers and directors.

As used in this Report, the terms “we,” “us,” “our,” and “Aurios” mean Aurios Inc. unless otherwise indicated.

General

The following discussion should be read in conjunction with our Financial Statements and notes thereto. The following discussion contains forward-looking statements, including, but not limited to, statements concerning our plans, anticipated expenditures, the need for additional capital and other events and circumstances described in terms of our expectations and intentions. You are urged to review the information set forth under the captions for factors that may cause actual events or results to differ materially from those discussed below.

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

For the Three Months Ended June 30, 2009 and 2008

Results From Operations

Revenues

Since our inception, our activities have focused on product and market development with a nominal level of operations. Revenues for the three months ended June 30, 2009 and June 30, 2008 were $12,539 and $165, respectively. Revenues increased as a result of improved sales from our international distributors.

For the three months ended June 30, 2009, 76% and 21% of sales were made to distributors Roksan Trading Company and ECS, Ltd., respectively. For the three months ended June 30, 2008, all of our sales were made to Pro-Fab, Inc. No other customer accounted for more than 10% of sales in either period.

Cost of Sales

The cost of sales on units sold for the three months ended June 30, 2009 totaled $7,188 (57.3% of revenues) compared to $313 (189.7% of revenues) for the three months ended June 30, 2008. The cost of sales for the three months ended June 30, 2009 was lower on a percentage basis than for the same period in 2008 due to increased sales and the cost of sales as a percentage of revenues decreased due to higher volumes and greater efficiencies.

Gross Margin

Gross margin for the three months ended June 30, 2009 was $5,351 (42.7% of revenues) compared to <$148> (<89.7>% of revenues) for the three months ended June 30, 2008. This gross margin improved due to increased sales and the cost of sales as a percentage of revenues decreased due to higher volumes and greater efficiencies.

Operating Expenses

All selling and operating expenses, as well as research and development expenses, are incurred through a contractual relationship with TGE, which performs these services under an administrative services agreement with us. These expenses were $4,500 in the three months ended June 30, 2009 and 2008. In the three months ended June 30, 2009, we had additional expenses consisting of legal expenses of $22,428 and accounting expenses of $21,245, some of which were related to preparing us to become publicly held. In the three months ended June 30, 2008, we had legal expenses of $30,176 and accounting expenses of $16,097, some of which were related to preparing us to become publicly held.

Interest Expense. Interest expense was $1,148 and $985 for the three months ended June 30, 2009 and 2008, respectively.

Income Tax Provision

The Company had a potential tax provision benefit of approximately $17,200 and $20,500 for the three months ended June 30, 2009 and 2008, respectively, arising from losses generated during the aforementioned periods. The Company has fully reserved against these benefits due to the uncertainty of their realization.

Net Loss

For the reasons listed above, for the three months ended June 30, 2009 and 2008, we recorded net loss of $44,969 and $52,467, respectively, a decrease of our net loss of $7,498.

Basic and Diluted Loss per Share

The basic and diluted loss per share were <$0.05> and <$0.06> for the three months ended June 30, 2009 and 2008, respectively, for the reasons previously noted.

For the Six Months Ended June 30, 2009 and 2008

Results From Operations

Revenues

Since our inception, our activities have focused on product and market development with a nominal level of operations. Revenues for the six months ended June 30, 2009 and June 30, 2008 were $17,606 and $7,067, respectively. Revenues increased as a result of improved sales from our international distributors.

For the six months ended June 30, 2009, 54% and 34% of sales were made to distributors Roksan Trading Company and ECS, Ltd., respectively. For the six months ended June 30, 2008, 70% and 15% of sales were made to distributors Music Direct and Music Matters, respectively. No other customer accounted for more than 10% of sales in either period.

Cost of Sales

The cost of sales on units sold for the six months ended June 30, 2009 totaled $10,161 (57.7% of revenues) compared to $4,188 (59.3% of revenues) for the six months ended June 30, 2008. The cost of sales for the six months ended June 30, 2009 was lower on a percentage basis than for the same period in 2008 due to increased sales and the cost of sales as a percentage of revenues decreased due to higher volumes and greater efficiencies.

Gross Margin

Gross margin for the six months ended June 30, 2009 was $7,445 (42.3% of revenues) compared to $2,879 (40.7% of revenues) for the six months ended June 30, 2008. This gross margin improved due to slightly lower cost of sales.

Operating Expenses

All selling and operating expenses, as well as research and development expenses, are incurred through a contractual relationship with TGE, which performs these services under an administrative services agreement with us. These expenses were $9,000 in the six months ended June 30, 2009 and 2008. In the six months ended June 30, 2009, we had additional expenses consisting of legal expenses of $22,913 and accounting expenses of $33,511, some of which were related to preparing us to become publicly held. In the six months ended June 30, 2008, we had legal expenses of $30,315 and accounting expenses of $19,612, some of which were related to preparing us to become publicly held.

Interest Expense. Interest expense was $2,133 and $1,970 for the six months ended June 30, 2009 and 2008, respectively.

Income Tax Provision

The Company had a potential tax provision benefit of approximately $28,000 and $23,000 for the six months ended June 30, 2009 and 2008, respectively, arising from losses generated during the aforementioned periods. The Company has fully reserved against these benefits due to the uncertainty of their realization.

Net Loss

For the reasons listed above, for the six months ended June 30, 2009 and 2008, we recorded net loss of $72,559 and $58,985, respectively, an increase of our net loss by $13,574.

Basic and Diluted Loss per Share

The basic and diluted loss per share were <$0.08> and <$0.07> for the six months ended June 30, 2009 and 2008, respectively, for the reasons previously noted.

Liquidity and Capital Resources

Our auditors have rendered a going concern opinion. We provided for our cash requirements in the first quarter of 2009 with the capital we raised in 2007 through the sale of Preferred Stock in a private placement, yielding $115,000 in gross proceeds. We believe that we will have sufficient capital to operate for the next twelve months through the use of our cash reserves and by generating operating income through increased sales. We can make no assurances that we will be successful in this regard. If our revenues do not increase and our cash flow is not positive or not sufficient to meet our working capital needs, we will need to seek to raise capital through the sale of our equity or debt securities in the third or fourth quarter of 2009. We have no commitments for obtaining such financing and there can be no assurance that we could obtain the necessary funds or obtain them on terms favorable to us. Any future financing may be on terms that substantially dilute the ownership interests of present shareholders. If we are unable to raise sufficient additional capital as necessary, we may have to suspend or contract operations or cease operations entirely.

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

As of June 30, 2009, we had working capital of ($18,015) and long-term debt of $53,834.

Capital Commitments

We had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2009 and June 30, 2008.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 will become effective for us in the third quarter of 2009 and will not have a material impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under SFAS 167, an enterprise has a controlling financial interest when it has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS 167 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. SFAS 167 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. SFAS 167 is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact the adoption of SFAS 167 will have on our financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on our financial position or results of operations. We evaluated subsequent events through the date the accompanying financial statements were issued, which was August 12, 2009.

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

Effective January 1, 2009 we adopted the provisions of EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The adoption of this standard did not have a material impact on our financial position or results of operations.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”). FSP No. APB 14-1 applies to certain convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative. Issuers of convertible debt instruments subject to the provisions of FSP No. APB 14-1 should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Adoption of the provisions of FSP No. APB 14-1, did not have a material impact on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009. This evaluation was carried out under the supervision and with the participation of our President, Chief Executive Officer and Chief Financial Officer, Paul Attaway. Based upon that evaluation, he has concluded that, as of June 30, 2009, our disclosure controls and procedures are effective.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect such controls.

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

Date: August 14, 2009

	By:	/s/ Paul Attaway
PAUL ATTAWAY
	Title:	President, Chief Executive Officer, Chief
Financial Officer and Director