Form 10-Q
period 2009-09-30
Aurios Inc.
filed 2009-11-16
CIK 1434768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

________________________________________________________________
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 12, 2009
Common Stock, no par value	2,370,000

FORM 10-Q
AURIOS INC.
SEPTEMBER 30, 2009
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited condensed financial statements included in this Form 10-Q for the nine months ended September 30, 2009 are as follows:

Condensed Balance Sheets - As of September 30, 2009 (Unaudited) and December 31, 2008.

Condensed Statements of Operations (Unaudited) - Three and nine months ended September 30, 2009 and 2008.

Condensed Statement of Changes in Stockholders’ Equity for the year ended December 31, 2008 and the nine months ended September 30, 2009 (Unaudited).

Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2009 and 2008.

Notes to Condensed Financial Statements.

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

AURIOS INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash	$7,487	$43,321
Accounts receivable, net	7,020	5,437
Inventory	14,361	16,605

Total Assets	$28,868	$65,363

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable	$77,165	$12,498
Due to related party	1,413	454

Total Current Liabilities	78,578	12,952

Long-Term Liabilities
Accrued interest	10,698	7,580
Note payable - related party	44,121	44,121
Total Liabilities	133,397	64,653

Stockholders' Equity/(Deficit):
Convertible preferred stock - no par value; 10,000,000 shares authorized,
460,000 shares issued and outstanding at September 30, 2009
and December 31, 2008	115,000	115,000
Common stock - no par value; 90,000,000 shares authorized,
2,240,000 shares issued and oustanding at September 30, 2009
and at December 31, 2008	10,795	10,795
Accumulated deficit	(230,324)	(125,085)

Total Stockholders' Equity/(Deficit)	(104,529)	710

Total Liabilities and Stockholders' Equity/(Deficit)	$28,868	$65,363

The Accompanying Notes are an Integral
Part of the Condensed Financial Statements

AURIOS INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Sales	$9,059	$3,127	$26,665	$10,194

Cost of Sales	4,852	1,640	15,013	5,828

Gross Profit	4,207	1,487	11,652	4,366

General and Administrative Expenses	35,857	7,986	113,728	67,834

Loss from Operations	(31,650)	(6,499)	(102,076)	(63,468)

Other Expense	45	44	45	90
Interest Expense	985	985	3,118	2,955
	1,030	1,029	3,163	3,045

Net Loss (Unaudited)	$(32,680)	$(7,528)	$(105,239)	$(66,513)

Loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.05)	$(0.03)

Weighted average shares outstanding	2,240,000	2,240,000	2,240,000	2,240,000

The Accompanying Notes are an Integral
Part of the Condensed Financial Statements

AURIOS INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the year ended December 31, 2008 and the nine months ended September 30, 2009
 (Unaudited)

						Total
			Convertible			Stockholders'
	Common Stock		Preferred Stock		Accumulated	Equity
	Shares	Amount	Shares	Amount	Deficit	(Deficit)

Balance at December 31, 2007	2,240,000	$10,795	460,000	$115,000	$(41,658)	$84,137

Net loss for the year ended
December 31, 2008					(83,427)	(83,427)

Balance at December 31, 2008	2,240,000	10,795	460,000	115,000	(125,085)	710

Net loss for the nine months ended
September 30, 2009 (Unaudited)					(105,239)	(105,239)

Balance at September 30, 2009 (Unaudited)	2,240,000	$10,795	460,000	$115,000	$(230,324)	$(104,529)

The Accompanying Notes are an Integral
Part of the Condensed Financial Statements

AURIOS INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net Loss	$(105,239)	$(66,513)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in Assets and Liabilities:
Accounts receivable	(1,583)	(1,150)
Inventory	2,244	(2,339)
Accounts payable	64,667	2,521
Accrued interest-related party	3,118	2,955
Due to related party	959	1,888

Net cash used by operating activities	(35,834)	(62,638)

Net change in cash and cash equivalents	(35,834)	(62,638)

Cash and cash equivalents at beginning of period	43,321	115,806

Cash and cash equivalents at end of period	$7,487	$53,168

Supplemental Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The Accompanying Notes are an Integral
Part of the Condensed Financial Statements

AURIOS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates

Presentation of Interim Information:

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our Annual Report on the financial statements of Aurios Inc. for the years ended December 31, 2008 and 2007 included in the Form S-1 Amendment No. 3 as filed with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures made are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to fairly present our financial position at September 30, 2009 and the results of our operations and cash flows for the periods presented. The December 31, 2008 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

Nature of Corporation

Aurios Inc. (the “Company” or “we”) is a corporation which was duly formed and organized under the laws of the State of Arizona on August 7, 2001.  Its principal business activity is the production, marketing and distribution of vibration isolation products to the high-end audio and video market.  The Company’s sales occur throughout the United States and in certain foreign countries.  The Company is a former wholly-owned subsidiary of True Gravity Enterprises Inc. (“TGE”). On December 31, 2007, one of our principal shareholders, who is also a director and officer of the Company, purchased all of the stock owned by TGE. Through June 30, 2007, TGE paid all Company expenses including payroll and vendors.  It charged the Company $1,500 per month as a rent and management fee.  Beginning June 30, 2007, the Company began paying its vendors directly, but continued to contract with TGE for rent and for services performed by TGE.   TGE continues to charge the Company $1,500 per month for rent and such services.

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

AURIOS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Accounts Receivable

The Company provides for potentially uncollectible accounts receivable by use of the allowance method.  The allowance is provided based upon a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable.  As of September 30, 2009 and December 31, 2008 there was no provision for uncollectible trade accounts receivable.  The Company does not accrue interest charges on delinquent accounts receivable.  The accounts are generally unsecured.

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

New Accounting Pronouncements

In June 2009, the FASB issued standards that establish the FASB Accounting Standards Codification (ASC or Codification) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards that existed at the ASC’s effective date. The FASB uses Accounting Standards Updates (ASU) to amend the ASC. These standards are effective for interim and annual periods ending after September 15, 2009

In June 2009, the FASB issued a standard that requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This standard is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating its impact on our financial position and results of operations and do not anticipate a material impact on our financial position or results of operations.

In May 2009, the FASB issued a standard that established general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. This standard is effective for interim or annual financial periods ending after June 15, 2009. The Company has evaluated subsequent events through November 16, 2009, which is the date the financial statements were issued.

In April 2009, the FASB issued the following authoritative guidance intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

•
Guidance determining fair value when volume and level of activity for assets or liabilities have significantly decreased and identifying transactions that are not orderly provides additional guidance for estimating fair value when volume and level of activity for assets or liabilities have decreased significantly.  This guidance also provides for identifying circumstances that indicate a transaction is not orderly.  These provisions are effective for the Company’s interim period ending on June 30, 2009 and did not affect the Company’s financial position and results of operations.

AURIOS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

New Accounting Pronouncements (Continued)

•
Guidance surrounding interim disclosures about fair value of financial instruments requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of this disclosure-only guidance are effective for the Company’s interim period ending on June 30, 2009 and did not affect the Company’s financial position and results of operations.

•
Guidance determining recognition and presentation of other-than-temporary impairments amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements.  This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provisions of this guidance are effective for the Company’s interim period ending on June 30, 2009 and did not affect the Company’s financial position and results of operations.

In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements” (ASU 2009-14), which clarifies the guidance for allocating and measuring revenue, including how to identify software that is out of the scope. ASU 2009-14 amends accounting and reporting guidance for revenue arrangements involving both tangible products and software that is “more than incidental to the tangible product as a whole” and the hardware components will also be outside of the scope of software revenue guidance and may result in more revenue recognized at the time of the hardware sale. Additional disclosures will discuss allocation of revenue to products and services and the significant judgments applied in the revenue allocation method, including impacts on the timing and amount of revenue recognition. ASU 2009-14 will be effective prospectively for sales entered into or materially modified in fiscal years beginning on or after June 15, 2010. The FASB permits early adoption of ASU 2009-14, applied retrospectively, to the beginning of the year of adoption. We are currently evaluating the impact on our financial position and results of operations and do not anticipate a material impact on our financial position or results of operations.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (ASU 2009-13), which addresses how revenues should be allocated among all products and services included in sales arrangements. It establishes a selling price hierarchy for determining the selling price of each product or service, with vendor-specific objective evidence (VSOE) at the highest level, third-party evidence of VSOE at the intermediate level, and a best estimate at the lowest level. It replaces “fair value” with “selling price” in revenue allocation guidance. It also significantly expands the disclosure requirements for such arrangements. ASU 2009-13 will be effective prospectively for sales entered into or materially modified in fiscal years beginning on or after June 15, 2010. The FASB permits early adoption of ASU 2009-13, applied retrospectively, to the beginning of the year of adoption. We are currently evaluating the impact on our financial position and results of operations and do not anticipate a material impact on our financial position or results of operations.

In September 2009, the FASB issued ASU 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (ASU 2009-12), which provides guidance for an investor on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment when the fair value for the primary investment is not readily determinable. It affects certain investments that are required or permitted by GAAP to be measured or disclosed at fair value on a recurring or nonrecurring basis. It requires disclosures by major category of investment about certain attributes (e.g., applicable redemption restrictions, unfunded commitments to the issuer of the investments, and the investment strategies of that issuer). ASU 2009-12 will be effective for interim and annual periods ending on or after December 15, 2009. We are currently evaluating the impact on our financial position and results of operations and do not anticipate a material impact on our financial position or results of operations.

In August 2009, the FASB issued ASU 200-5, “Measuring Liabilities at Fair Value” (ASU 2009-5), which amends existing GAAP for fair value measurement guidance by clarifying the fair value measurement requirements for liabilities that lack a quoted price in an active market.

AURIOS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

New Accounting Pronouncements (Continued)

Per the Codification, a valuation technique based on quoted market price for the identical or similar liability when traded as an asset or another valuation technique (e.g., an income or market approach) that is consistent with the underlying principles of GAAP for fair value measurements would be appropriate. ASU 2009-5 was effective August 2009, the issuance date, and had no material impact on our financial position or results of operations.

Earnings Per Share

The earnings per share accounting guidance provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

As of September 30, 2009 and 2008, there were 460,000 shares of Series A Convertible Preferred Stock convertible into 1,150,000 common shares. These shares were not included in the determination of diluted earnings per share as their effect was anti-dilutive. Holders of shares of Series A Convertible Preferred Stock are entitled to receive dividends as declared from time to time by the board of directors. Since their issuance no dividends have been declared on the Series A Convertible Preferred Stock.

On August 31, 2009, the Company approved a 2.5 for 1 stock split, which resulted in 2,240,000 shares of Common Stock outstanding, which has been reflected retroactively for all periods presented.

Note 2
Related Party Transactions

The Company had a balance due from (to) a related party, TGE, in the amount of $(45) and $1,000 at September 30, 2009 and December 31, 2008, respectively. These are considered short term in nature and non-interest bearing.

The Company had a note payable to a related party, TGE, in the amount of $44,121 as of September 30, 2009 and December 31, 2008, bearing interest at a rate of 8.25%. All outstanding principal and interest is due and payable on December 15, 2010. As of September 30, 2009 and December 31, 2008, there was accrued interest in the amount of $10,698 and $7,580, respectively.

The Company paid a fee of $1,500 per month to TGE to compensate it for administrative expenses and the use of TGE’s facilities.

In July 2007 the Company entered into a non-exclusive License Agreement with a related party, TGE, giving the Company rights in various patents, pending applications for patents and trademarks in various countries of the world, including the United States. The Company pays TGE five percent (5.0%) of worldwide net sales of the licensed products. In October 2007, the License Agreement was amended to state that the royalty would begin to accrue on January 1, 2008. As of September 30, 2009 and December 31, 2008, the accrued royalty the Company owed to TGE was $1,368 and $1,454, respectively.

TGE shares the same management with the Company and both the Company and TGE have the same majority owner.

During the nine months ended September 30, 2009 and 2008, the Company paid $45,835 and $30,315, respectively, in legal services to a firm in which a principal stockholder of Aurios is a partner. He also performed or supervised the legal services rendered by his law firm.

AURIOS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Note 3
Accounts Receivable

Accounts Receivable consists of:

	(Unaudited)
	September 30,	December 31,
	2009	2008
Accounts Receivable	$7,020	$5,437
Less: Allowance for Doubtful Accounts	-	-
	$7,020	$5,437

Note 4
Concentration of Credit Risk

The Company maintains cash accounts at a financial institution. Deposits not to exceed $250,000 are insured by the Federal Deposit Insurance Corporation. At September 30, 2009 and December 31, 2008, the Company had no uninsured cash and cash equivalents.

For the period ended September 30, 2009 and the year ended December 31, 2008, the Company had 84% and 58% of sales to three customers and two customers, respectively. As of September 30, 2009 and December 31, 2008 receivables from these customers were $6,831 and $4,950, respectively.

Note 5
Stockholders’ Equity

Preferred Stock:

On September 27, 2007, the Company amended its Articles of Incorporation to authorize the Company to issue up to 10,000,000 shares of no par value preferred stock, with such rights, preferences, privileges and restrictions as determined by its board of directors.

Series A Convertible Preferred Stock:

On December 14, 2007, the Company completed a private placement of Series A Convertible Preferred Stock pursuant to the terms of a Private Placement Memorandum with accredited investors. The Series A Convertible Preferred Stock was issued at $0.25 per share. Each Series A Convertible Preferred Stock is convertible into shares of the Company’s common stock at a price of $0.10 per share after ninety (90) days from the date of issuance. The shares of Series A Convertible Preferred Stock are redeemable, at the option of the Company, on or after the second anniversary of the date of issuance, plus all accrued but unpaid dividends, on the following basis: (i) $0.30 per share if redeemed on or after the second anniversary of the date of issuance; (ii) $0.35 per share if redeemed on or after the third anniversary of the date of issuance; and (iii) $0.40 per share if redeemed on or after the fourth anniversary of the date of issuance. The Company committed to file a registration statement to register the conversion shares under the Securities Act of 1933 (“the Securities Act”), as amended, and all applicable state securities laws after the conclusion of the offering of the shares of Series A Convertible Preferred Stock by the Company. The Company filed such registration statement and it became effective in May 2009.  The Company will keep it effective for the shorter of one year or until the holders can make use of Rule 144 under the Securities Act.

AURIOS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Note 5
Stockholders’ Equity (Continued)

Common Stock:

On September 27, 2007, the Company amended its Articles of Incorporation to authorize the Company to issue up to 90,000,000 shares of no par value Common Stock.

On August 31, 2009, the Company approved a 2.5 for 1 stock split, which resulted in 2,240,000 shares of Common Stock outstanding, which has been reflected retroactively for all periods presented.

Additionally, on August 31, 2009, the Company commenced a private placement of a minimum of 80,000 shares (“Minimum Offering”) and a maximum of 400,000 shares (“Maximum Offering”) of its Common Stock to accredited investors at a price of $0.25 per share. The private placement will continue until the earlier of the sale of Maximum Offering or December 31, 2009. The Company may extend the offering period beyond the foregoing date for up to an additional 90-day period. If the Maximum Offering is sold, the Company may, for a 30-day period following the sale of the Maximum Offering, sell up to an additional 80,000 shares at the offering price.

Stock Options:

The Company, under its 2007 Stock Option Plan, is authorized to grant options for up to 250,000 shares of common stock, no par value. Options may be granted as incentive stock options or nonqualified stock options. Incentive stock options shall not be granted at less than one hundred percent (100%) of the fair market value of the common stock on the date of the grant, and have exercise terms of up to ten years with vesting periods determined at the discretion of the Company’s board of directors. As of September 30, 2009 no stock options had been granted.

Note 6
Income Taxes

The provisions for income tax expense consist of the following:

	September 30,
Deferred:	2009	2008
Income tax benefit at statutory rates	$41,000	$26,000
Valuation allowance of net operating loss	(41,000)	(26,000)

	$-	$-

The Company’s deferred tax asset consists of the following:

	September 30,
	2009	2008
Deferred tax asset:
Net operating loss carryforward	$77,800	$29,800
Less: Valuation allowance	(77,800)	(29,800)

Net deferred tax asset	$-	$-

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

We produce, market and distribute vibration isolation products to the high-end audio and video markets in the United States and in certain foreign countries. Our products are the Classic MIB, the PRO MIB, the Isotone, a shelf product, and Pivot Points, a spike mount product.

Our vibration isolation products produce superior sound quality by sharpening, not softening, the sound. TGE holds the patents respecting our products in the United States and Taiwan.  TGE also holds a federally registered trademark respecting the “Aurios” name used in connection with the products. TGE has granted us a non-exclusive world-wide license to sell the products under the patents and to use the Aurios trademark in connection with the products. The license automatically renews every two years as long as we are in compliance with its terms. We pay TGE a royalty of 5% of our net sales for the license. Our minimum royalty payment under the license is $2,500 per year. We outsource the manufacture of our products to several qualified machine shops in the Phoenix metropolitan area.

For the Three Months Ended September 30, 2009 and 2008

Results From Operations

Revenues

Since our inception, our activities have focused on product and market development with a nominal level of operations. Revenues for the three months ended September 30, 2009 and September 30, 2008 were $9,059 and $3,127, respectively. Revenues increased as a result of improved sales from our international distributors.

For the three months ended September 30, 2009, 75% and 12% of sales were made to distributor Music Direct and Bernard Knoop, respectively. For the three months ended September 30, 2008, 29% of sales were made to Music Direct. No other customer accounted for more than 10% of sales in either period.

Cost of Sales

The cost of sales on units sold for the three months ended September 30, 2009 totaled $4,852 (53.6% of revenues) compared to $1,640 (52.4% of revenues) for the three months ended September 30, 2008. The cost of sales for the three months ended September 30, 2009 were slightly higher on a percentage basis than for the same period in 2008 due to an increase in the costs of parts.

Gross Margin

Gross margin for the three months ended September 30, 2009 was $4,207 (46.4% of revenues) compared to $1,487 (47.6% of revenues) for the three months ended September 30, 2008. The gross margin declined due to higher costs of goods sold.

General and Administrative Expenses

All selling and operating expenses, as well as research and development expenses, are incurred through a contractual relationship with TGE, which performs these services under an administrative services agreement with us. These expenses were $4,500 in the three months ended September 30, 2009 and 2008. In the three months ended September 30, 2009, we had additional expenses consisting of legal expenses of $22,922 and accounting expenses of $7,675, some of which were related to preparing us to become publicly held. In the three months ended September 30, 2008, we had legal expenses of $0 and accounting expenses of $3,068, some of which were related to preparing us to become publicly held.

Interest Expense. Interest expense was $985 for the three months ended September 30, 2009 and 2008.

Income Tax Provision

We had a potential tax provision benefit of approximately $13,000 and $3,000 for the three months ended September 30, 2009 and 2008, respectively, arising from losses generated during the aforementioned periods. We have fully reserved against these benefits due to the uncertainty of their realization.

Net Loss

For the reasons listed above, for the three months ended September 30, 2009 and 2008, we recorded net loss of $32,680 and $7,528, respectively, an increase of our net loss by $25,152.

Basic and Diluted Loss per Share

The basic and diluted loss per share were <$0.01> and <$0.05> for the three months ended September 30, 2009 and 2008, respectively, for the reasons previously noted.

For the Nine months ended September 30, 2009 and 2008

Results From Operations

Revenues

Since our inception, our activities have focused on product and market development with a nominal level of operations. Revenues for the nine months ended September 30, 2009 and September 30, 2008 were $26,665 and $10,194, respectively. Revenues increased as a result of improved sales from our international distributors.

For the nine months ended September 30, 2009, 36%, 26% and 23% of sales were made to distributors Roksan Trading Company, Music Direct and ECS, Ltd., respectively.  For the nine months ended September 30, 2008, 57% and 10% of sales were made to distributors Music Direct and Music Matters, respectively. No other customer accounted for more than 10% of sales in either period.

Cost of Sales

The cost of sales on units sold for the nine months ended September 30, 2009 totaled $15,013 (56.3% of revenues) compared to $5,828 (57.2% of revenues) for the nine months ended September 30, 2008. The cost of sales for the nine months ended September 30, 2009 was lower on a percentage basis than for the same period in 2008 due to increased sales and the cost of sales as a percentage of revenues decreased due to higher volumes and greater efficiencies.

Gross Margin

Gross margin for the nine months ended September 30, 2009 was $11,652 (43.7% of revenues) compared to $4,366 (42.8% of revenues) for the nine months ended September 30, 2008.  This gross margin improved due to slightly lower cost of sales.

General and Administrative Expenses

All selling and operating expenses, as well as research and development expenses, are incurred through a contractual relationship with TGE, which performs these services under an administrative services agreement with us. These expenses were $13,500 in the nine months ended September 30, 2009 and 2008. In the nine months ended September 30, 2009, we had legal expenses of $45,835 and accounting expenses of $41,186, some of which were related to preparing us to become publicly held. In the nine months ended September 30, 2008, we had legal expenses of $30,315 and accounting expenses of $22,680, some of which were related to preparing us to become publicly held.

Interest Expense. Interest expense was $3,118 and $2,955 for the nine months ended September 30, 2009 and 2008, respectively.

Income Tax Provision

The Company had a potential tax provision benefit of approximately $41,000 and $26,000 for the nine months ended September 30, 2009 and 2008, respectively, arising from losses generated during the aforementioned periods. The Company has fully reserved against these benefits due to the uncertainty of their realization.

Net Loss

For the reasons listed above, for the nine months ended September 30, 2009 and 2008, we recorded net loss of $105,239 and $66,513, respectively, an increase of our net loss by $38,726.

Basic and Diluted Loss per Share

The basic and diluted loss per share were <$0.05> and <$0.03> for the nine months ended September 30, 2009 and 2008, respectively, for the reasons previously noted.

Liquidity and Capital Resources

Our auditors have rendered a going concern opinion. We provided for our cash requirements in the first three quarters of 2009 with the capital we raised in 2007 through the sale of Preferred Stock in a private placement, yielding $115,000 in gross proceeds. Because our revenues and cash flow have not increased enough to provide sufficient working capital, we needed to raise capital through the sale of our equity securities.  To that end, we commenced a private placement of a minimum of 80,000 shares (“Minimum Offering”) and a maximum of 400,000 shares (“Maximum Offering”) of our Common Stock to accredited investors at a price of $0.25 per share. The private placement will continue until the earlier of the sale of Maximum Offering or December 31, 2009. The Company may extend the offering period beyond the foregoing date for up to an additional 90-day period. If the Maximum Offering is sold, the Company may for a 30-day period following the sale of the Maximum Offering, sell up to an additional 80,000 shares at the offering price.  As of November 12, 2009, we have sold 130,000 shares, for gross proceeds of $32,500.

We plan to use the proceeds from this private placement to expand our promotion and marketing activities, including for product introduction, and to provide working capital.  If the proceeds from our private placement and cash flow from our operations are not sufficient to meet our working capital needs, we will need to raise capital through the sale of our debt securities.  We have no commitments to obtain debt financing and there can be no assurance that we will be able to obtain the necessary funds or obtain them on terms favorable to us.  Any future financing may be on terms that substantially dilute the ownership interests of present shareholders. If we are unable to raise sufficient additional capital as necessary, we may have to suspend or contract operations or cease operations entirely.

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

As of September 30, 2009, we had working capital of ($49,710) and long-term debt of $54,819.

Capital Commitments

We had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2009 and September 30, 2008.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued standards that establish the FASB Accounting Standards Codification (ASC or Codification) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards that existed at the ASC’s effective date. The FASB uses Accounting Standards Updates (ASU) to amend the ASC. These standards are effective for interim and annual periods ending after September 15, 2009

In June 2009, the FASB issued a standard that requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This standard is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating its impact on our financial position and results of operations and do not anticipate a material impact on our financial position or results of operations.

In May 2009, the FASB issued a standard that established general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. This standard is effective for interim or annual financial periods ending after June 15, 2009. The Company has evaluated subsequent events through November 16, 2009, which is the date the financial statements were issued.

In April 2009, the FASB issued the following authoritative guidance intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

•
Guidance determining fair value when volume and level of activity for assets or liabilities have significantly decreased and identifying transactions that are not orderly provides additional guidance for estimating fair value when volume and level of activity for assets or liabilities have decreased significantly.  This guidance also provides for identifying circumstances that indicate a transaction is not orderly.  These provisions are effective for the Company’s interim period ending on June 30, 2009 and did not affect the Company’s financial position and results of operations.

•
Guidance surrounding interim disclosures about fair value of financial instruments requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of this disclosure-only guidance are effective for the Company’s interim period ending on June 30, 2009 and did not affect the Company’s financial position and results of operations.

•
Guidance determining recognition and presentation of other-than-temporary impairments amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements.  This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provisions of this guidance are effective for the Company’s interim period ending on June 30, 2009 and did not affect the Company’s financial position and results of operations.

In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements” (ASU 2009-14), which clarifies the guidance for allocating and measuring revenue, including how to identify software that is out of the scope. ASU 2009-14 amends accounting and reporting guidance for revenue arrangements involving both tangible products and software that is “more than incidental to the tangible product as a whole” and the hardware components will also be outside of the scope of software revenue guidance and may result in more revenue recognized at the time of the hardware sale. Additional disclosures will discuss allocation of revenue to products and services and the significant judgments applied in the revenue allocation method, including impacts on the timing and amount of revenue recognition. ASU 2009-14 will be effective prospectively for sales entered into or materially modified in fiscal years beginning on or after June 15, 2010. The FASB permits early adoption of ASU 2009-14, applied retrospectively, to the beginning of the year of adoption. We are currently evaluating the impact on our financial position and results of operations and do not anticipate a material impact on our financial position or results of operations.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (ASU 2009-13), which addresses how revenues should be allocated among all products and services included in sales arrangements. It establishes a selling price hierarchy for determining the selling price of each product or service, with vendor-specific objective evidence (VSOE) at the highest level, third-party evidence of VSOE at the intermediate level, and a best estimate at the lowest level. It replaces “fair value” with “selling price” in revenue allocation guidance. It also significantly expands the disclosure requirements for such arrangements. ASU 2009-13 will be effective prospectively for sales entered into or materially modified in fiscal years beginning on or after June 15, 2010. The FASB permits early adoption of ASU 2009-13, applied retrospectively, to the beginning of the year of adoption. We are currently evaluating the impact on our financial position and results of operations and do not anticipate a material impact on our financial position or results of operations.

In September 209, the FASB issued ASU 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (ASU 2009-12), which provides guidance for an investor on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment when the fair value for the primary investment is not readily determinable. It affects certain investments that are required or permitted by GAAP to be measured or disclosed at fair value on a recurring or nonrecurring basis. It requires disclosures by major category of investment about certain attributes (e.g., applicable redemption restrictions, unfunded commitments to the issuer of the investments, and the investment strategies of that issuer). ASU 2009-12 will be effective for interim and annual periods ending on or after December 15, 2009. We are currently evaluating the impact on our financial position and results of operations and do not anticipate a material impact on our financial position or results of operations.

In August 2009, the FASB issued ASU 200-5, “Measuring Liabilities at Fair Value” (ASU 2009-5), which amends existing GAAP for fair value measurement guidance by clarifying the fair value measurement requirements for liabilities that lack a quoted price in an active market. Per the Codification, a valuation technique based on quoted market price for the identical or similar liability when traded as an asset or another valuation technique (e.g., an income or market approach) that is consistent with the underlying principles of GAAP for fair value measurements would be appropriate. ASU 2009-5 was effective August 2009, the issuance date, and had no material impact on our financial position or results of operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009.  This evaluation was carried out under the supervision and with the participation of our President, Chief Executive Officer and Chief Financial Officer, Paul Attaway.  Based upon that evaluation, he has concluded that, as of September 30, 2009, our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION

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

Aurios Inc.

Date:	November 16, 2009
By: /s/ Paul Attaway Paul Attaway Title: President, Chief Executive Officer, Chief Financial Officer and Director