Form 10-K
period 2009-12-31
Aurios Inc.
filed 2010-03-31
CIK 1434768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to __________

Commission File Number:  000-53643

Aurios Inc.
(Exact name of registrant as specified in its charter)

Arizona	86-1037558

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1741 W. University Drive, Suite 146 Tempe, AZ 85281
(Address of principal executive offices)
(602) 321-1313
(Registrant’s telephone number, including area code)
___________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No   ☒

As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, there was no aggregate market value of the registrant’s common stock held by non-affiliates of the registrant because the registrant’s common stock was not yet trading or listed on the OTC Bulletin Board.

There were 3,678,000 shares of the registrant’s common stock issued and outstanding as of March 29, 2010.

Documents Incorporated by Reference:  None.

FORM 10-K
AURIOS INC.
DECEMBER 31, 2009

Table of Contents

Note Regarding Forward Looking Statements

This Annual Report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intends,” and other variations of these words or comparable words. In addition, any statements that refer to expectations, projections or other characterizations of events, circumstances or trends and that do not relate to historical matters are forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not undertake to update or revise any of the forward-looking statements to conform these statements to actual results, whether as a result of new information, future events or otherwise.

As used in this annual report, “Aurios,” the “Company,” “we,” “us,” or “our” refer to Aurios Inc., unless otherwise indicated.

PART I

ITEM 1. BUSINESS.

We produce, market and distribute vibration isolation products to the high-end audio and video markets in the United States and in certain foreign countries. Our products are the following: the Aurios Classic Media Isolation Bearing (the “Classic MIB”), the Aurios Pro Max Media Isolation Bearing (the “Pro Max MIB”), and the Aurios Isotone Media Isolation Bearing (the “Isotone MIB”); the Series 100 Component Shelf, a shelf product; and Pivot Points, a spike mount product. We sell the last of the foregoing bearings products to one distributor and it is a variation of the Classic MIB. The manner in which the bearings alter body wave transmissions is a function of material selection, surface harness and material volume, to name just a few of the parameters that will impact how the sound is reproduced.

The Pro Max MIB replaces the Aurios Pro bearing, and is engineered to offer the same performance and at an attractive wholesale price of between $250 and $349 for a package of three. The size of the Pro Max MIB is approximately one inch high and two and one-half inches in diameter. The Pro Max MIB:

•	re-configures the effective mass of the original Pro bearing and adds 2% more mass to the critical wave pathway;

•	reduces the critical surface contact areas by 25%, thus enhancing the level of decoupling; and

•	reduces costs through its new symmetrical design.

The Pro Max MIB is the largest bearing that we offer and is ideal for large speakers. These bearings can be used in a home, in a recording studio and on stage. The weight capacity per bearing is 500 lbs (227 kgs). The Pro Max MIB can be used under DVD/CD players, amps, preamps, turntables and power conditioners.

The Classic MIB lacks the girth of the Pro Max MIB bearings. This slimmed down model is the most popular bearing in the Aurios product line. These bearings are also placed under amps, preamps, CD/DVD players, turntables, speakers and power conditioners. The price of the Classic MIB is from $99 to $199 on a wholesale basis for a box of three. The size of the Classic MIB is approximately one inch high and one and one-half inches in diameter.

We also offer a shelf product, the Series 100 Component Shelf, that incorporates our bearings products and a spike mount that is used to support equipment and reduce the effects of vibrations. The shelf product incorporates four bearings, is placed on the floor and a speaker is placed on the shelf. The Series 100 Component Shelf provides the same level of isolation as our bearings product. Our spike mounts, Pivot Points, are used to support equipment and reduce the effects of vibrations. The Pivot Points product is not as effective as our Media Isolation Bearing products, but it can be sold at a much lower price.

Our vibration isolation products produce superior sound quality by sharpening, not softening, the sound. Advanced Vibration Technologies Inc., an Arizona corporation (“AVT”), holds the patents respecting our products in the United States and Taiwan. AVT has granted us a non-exclusive world-wide license to sell the products under the patents (the “AVT License”). The AVT License automatically renews every year as long as we are in compliance with its terms. We pay AVT a royalty of 5% of our net sales for the license. On March 26, 2010, True Gravity Enterprises, Inc. (“TGE”) sold the federally registered trademark respecting the “Aurios” name to us for nominal consideration. We outsource the manufacture of our products to several qualified machine shops in the Phoenix metropolitan area.

Our annual sales have declined from approximately $255,000 in 2001, on an unaudited basis, to current levels. The initial downward trend in sales was due to a poor working relationship with our first distributor. Payment from this first distributor was slow and we wrote off approximately $75,000 (unaudited) worth of returned inventory in 2003. We then attempted to sell the product directly and were not successful. The next distributor we selected was too small to sell a large quantity of product. By mid-2004, we only had one distributor, located in Chicago, with whom we continue to work. We have done little to support the product line since 2004 due to a lack of resources.

Corporate History

In the first quarter of 2000, TGE, our former parent company and the former licensor of our products to us, became aware of the demand for vibration isolation products in the high-end audio and video market. TGE designed and manufactured vibration isolation devices for use in high-end applications. These products were sold through Vistek Inc., a wholly-owned subsidiary of TGE. In response to the demand, TGE developed a bearing called the Media Isolation Bearing Series 1.0 (the “MIB 1.0”). In August 2001, TGE incorporated us as its wholly-owned subsidiary to promote the sale of Aurios MIB products. We ceased being a wholly-owned subsidiary of TGE in June 2007 and TGE ceased being a shareholder of the Company on December 31, 2007. On February 25, 2010, TGE sold substantially all of its assets, including the patents the Company uses in its products, to AVT. As of February 25, 2010, AVT licenses to us the patents we use in our products.

Since 2001 and the development of the MIB 1.0, we have refined the product design and manufacturing processes. Our experience has led us to select three bearings as our products: the Classic MIB, the Isotone MIB, and the Pro Max MIB; a shelf product, the Series 100 Component Shelf; and a spike mount product, Pivot Points, as our products. The Classic MIB and the Pro Max MIB bearings may be augmented with an additional level of isolation that is placed on top of these bearings.

On May 8, 2009, our registration statement on Form S-1 was declared effective by the US Securities and Exchange Commission (“SEC”), which registered the resale of up to 193,000 shares of our issued and outstanding common stock, no par value per share, and 307,000 shares of common stock issuable upon the conversion of 122,800 outstanding shares of our Series A Convertible Preferred Stock (“Preferred Stock”). We are in the process of having our common stock quoted on the OTC Bulletin Board under the symbol “AURZ.”

Effective August 31, 2009, we adopted a 2.5-for-1 forward split of all of our outstanding common stock. All common stock shares and the conversion rate of the Preferred Stock, warrants and options reflected within this report have been adjusted to reflect the split. Our corporate offices are located at 1741 W. University Drive, Suite 146, Tempe, Arizona 85281 and our telephone number is (602) 321-1313.

Our Technology

Most vibration isolation products on the market today deal with the problem of vibration by dampening the vibration energy. In dampening the vibration energy, such energy is converted to heat and this energy conversion dampens the vibrations and alters the reproduced sound. The effect is a softening of the sound and is analogous to the effect a filter on a camera would have on the picture quality of a photograph.

Our technology conserves energy and does not convert the energy to heat. By conserving energy, the vibrations are removed and the sound quality is sharpened, not softened. To the audiophile, the sharpening effect produces a truer sound than sound reproduced with the sound dampening products on the market.

Business Strategy

We believe that we can increase the sales of our products through a three-pronged strategy. First, we plan to introduce and promote new products to keep the Aurios name and products prominent in the audiophile market, which includes the home theater market. Second, we plan to promote sales of our products on-line with our new web site to capitalize on the popularity of social networks and on-line sales promotional tools. Finally, we plan to strengthen our distributor network both domestically and internationally.

We intend to employ our business strategy at a low cost in an effort to preserve our capital. Due to the current economic downturn and slow sales, we are selling our current inventory and plan to order new inventory as sales dictate. We believe that distributors will continue to order limited quantities of our products; however, due to the economic downturn, we have suspended our plans to increase inventory for our distributors until market conditions improve. We have no written agreements with our manufacturers.

New Product Development. We intend to promote two or three new products into the audiophile market. By introducing new products, we aim to maintain our position as a product leader and innovator in the audiophile market. The new products include a speaker shelf incorporating Aurios bearings, low-cost isolation mounts and spikes, and a speaker tune-mass-damper.

Our shelf product, the Series 100 Component Shelf, incorporates four bearings and is protected by the patent we licensed from TGE and now license from AVT. The shelf is placed on the floor and a speaker is placed on the shelf. The shelf provides the same level of isolation as our bearings product. TGE developed the initial prototype and, based on our tests, it proved effective at isolating sensitive components from vibrations. TGE made some cosmetic changes to the shelf to achieve the aesthetic look and feel required and expected in the high-end audio-video market. TGE delivered the next prototype of the Series 100 Component Shelf and we have since commenced sales of our shelf units.

The speaker tune-mass-damper is designed to be placed on top of a speaker. A tune-mass-damper prevents unwanted resonance by tuning a structure off its own natural frequency. Our tune-mass-damper will incorporate the patented technology we license from AVT. The initial prototypes of the tune-mass-damper have been developed, however additional development of this product has been delayed after conversations we have had with several customers who would prefer to have a lower-cost, yet effective, component isolation spike mount. Nevertheless, while we have temporarily halted development of a speaker tune-mass-damper, we used our tune-mass-damper expertise to develop a tune-mass-damper for ceiling mounted video projectors. The prototypes for our tune-mass-damper for ceiling mounted vide projectors, based on our tests, have proven effective and we are in discussions with two significant distributors of projector mounting hardware.

Spike mounts are used to support equipment and reduce the effects of vibrations. We have developed a spike mount that we have named “Pivot Points.” Our spike mount product is not as effective as our Media Isolation Bearing products, but it can be sold at a much lower price. Therefore, we expect that the addition of our Pivot Points product will increase our sales without compromising sales for our high-performance Media Isolation Bearing products as each product serves a different market demographic.

We plan to deliver samples of the Series 100 Component Shelf and the Pivot Points to Stereophile magazine and other audiophile focused print and online magazines for their review. These media outlets regularly review products and can help build interest and demand for a product. The Series 100 Component Shelf is currently available on our website and we intend for the Pivot Points to be available by the end of the second quarter of 2010.

TGE manufactured the prototypes for our two new products as part of its obligation under our former management fee arrangement. As of February 25, 2010, we entered into a similar management fee arrangement with AVT that expires on July 31, 2010. We incur no expenses until the final products are finished, then we purchase components for the manufacture of finished products for resale and as samples for product reviewers, such as Stereophile magazine and other media outlets. Consequently, we can develop these new products at minimal cost. We anticipate spending approximately $3,000 on samples of our two new products. In addition, we will spend approximately $2,500 on inventory for the new products so we have product readily available for resale.

On-line Marketing. We have developed a new web page. To accomplish this task, we selected a website developer, Gatesix Inc., located in Phoenix, Arizona. The web page employs the latest flash technology giving the web page a more current look and feel. In addition, our web page contains an on-line store where our customers can purchase our products from us directly.

Strengthened Distribution. We intend to identify strong, high-end brick and mortar distributors within the major metropolitan regions in the United States and provide these distributors with aggressive pricing to give them incentive to carry a small amount of inventory. Through integrating our on-line sales and marketing approach with that of our distributors, our distributors will continue to market our products without fear that potential customers can simply by-pass them and purchase directly from us. Recently we engaged a distributor in the Netherlands (Music Matters, www.music-matters.org). In 2009, we have added Roksan Trading, located in Taiwan, and ECS Ltd., located in the UK, to our international sales force. Sales from these distributors have been steady and are expected to grow in 2010 in response to the distributors’ independent advertising. For the year ended December 31, 2009, 30% and 19% of sales were made to distributors Roksan Trading Company and ECS, Ltd., respectively. For the year ended December 31, 2008, 48% and 5% of sales were made to distributors Music Direct and Music Matters, respectively. Revenues from sales to Music Direct for fiscal year 2009 and 2008 totaled $6,831 and $10,878, respectively. Revenues from sales to ECS Ltd. for fiscal year 2009 and 2008 totaled $6,033 and $0, respectively. We can negotiate distributions agreements telephonically and through the exchange of documents on-line. Thus, we can manage our relationship with our international distributors without incurring travel costs.

Market and Industry Overview

The market for audio component vibration isolation products is audiophiles. While audiophiles may be relatively few in number when compared to the general public, they are typically high income, college educated, professionals who are willing to pay a premium for even the slightest improvement in sound quality.

The market for audiophile accessories is limited by the number of audiophiles. These customers tend to want the best and most current product available. After a few years on the market, a new accessory or product ceases to be “new” and then the product cannot command the same premium. In this type of market, manufacturers must either transition the product into the broader mass market or continually introduce new products or variations on previous products to maintain their reputation as being innovative and on the cutting-edge of technology.

The demand for high performance entertainment electronics is fueled by the consumer’s desire for a more realistic and involving sound experience when watching television, movies or when listening to music. The higher resolution, range and dynamic power of contemporary consumer’s audio and video systems reveal critical sound subtleties that were masked by older technologies. We believe that consumers are demanding products capable of providing a more fulfilling audio experience and are searching for products that can deliver movie theater quality and more authentic sound to their home theaters. This demand and interest in sound quality has lead to new product development in the industry aimed at assisting the consumer to secure the desired heightened entertainment experience. We believe that we can tap the growing home theater market to increase sales of our products as consumers demand larger, better quality screens and theater-quality sound for their home theaters.

Isolating entertainment media sources, such as CD players, turntables, DVD/Laserdisc video players, speakers, amplifiers and high-resolution televisions, from vibrations improves the quality of sound reproduction. While sound reproduction is enhanced through reducing the transmission of vibrations from the environment into the audio component, a significant benefit also results from removing the vibration energy created by these audio components that would otherwise reverberate and distort sound reproduction.

License Agreement

AVT holds the patents respecting our products in the United States and Taiwan. We have a non-exclusive worldwide license from AVT to produce the Pro Max MIB, the Classic MIB and the Isotone MIB. We pay a royalty of 5% of our net sales to AVT for the AVT License. This license with AVT automatically renews every year, unless the agreement is terminated: (i) due to a material breach that is not cured within 60 days of notice of such breach; (ii) by written statement by one of the parties of such party’s inability or unwillingness to perform pursuant to the terms and conditions of the license agreement; or (iii) due to a change of control or ownership or control of one party by or to any third party who is a competitor of the other party.

Sales and Marketing

Historical Review

From the early stages of our product development from the first quarter 2000 through 2002, we sold our product through a single master distributor. This distributor was responsible for advertising, delivering samples to influential product reviewers and selling the product downstream. This single distributor would select regional storefronts through which the product would be re-sold. We supported this distributor with a web site and a limited number of samples.

The relationship with this distributor deteriorated as a result of slow payment and non-payment by the distributor’s customers. Beginning in 2003, we sold our product directly while we searched for a new distributor. Sales were made to resellers within in the United States.

In the second quarter 2003, we selected a new national distributor. Unfortunately, this distributor was too small and could not purchase a sufficiently large volume of our product to justify the discounted price we were offering it. Therefore, in the second quarter 2004, we terminated our relationship with this distributor and abandoned our approach of using a single master distributor.

Since the second quarter 2004, we have sold to a variety of resellers and end users. In every instance, the price charged is a function of the volume purchased. Consequently, resellers buying in volume will pay a lower price than an end user purchasing product for his needs only. In the second quarter 2004, we only had one distributor, located in Chicago, with whom we continue to work. While we have done little to support the product line since 2004 due to lack of resources, we have added a few foreign distributors through whom we have received intermittent, but increasing, sales. The allocation of our sales between sales in the United States and international sales fluctuates. In fiscal year 2009, our international sales were 50% of our total sales.

New Sales and Marketing Strategy

We commenced a private placement of our common stock in August 2009. As of March 29, 2010, the Company has sold 288,000 shares, for gross proceeds of $72,000, under the private placement. The proceeds from the private placement of our common stock will help us reinvigorate our approach to marketing. We plan to employ a strategy of developing an online sales and marketing approach, such as the use of search engine optimization and the purchase of banner advertisements, that will be integrated with that of a strengthened distributor network. We believe that the introduction of new products will bring new visibility to the Company.

As with most markets, the internet has impacted the audiophile market tremendously. Before the internet, manufacturers typically distributed their products through brick-and-mortar storefronts that primarily sold high-end, specialty stereo systems. Stores were encouraged to carry an inventory of products so they could quickly service their customers. A manufacturer could conceivably sell to thousands of specialty stores.

Initially, the internet made it difficult to bring audio products to the market through storefronts because these stores would not carry inventory. The storefronts would only carry a sample of the product and then place orders as needed. This distribution structure evolved because audiophiles could purchase audio accessories either directly from the manufacturer online or from internet based companies with little overhead, and therefore, pay a lower price for the product. Consequently, it was not practical to support a network of storefronts because the distributors were reluctant to support a product if they feared the manufacturer could easily go around them with online sales through the company’s web page.

Consequently, in the early stages of the internet, storefronts were threatened by the internet. The storefronts that survived did so by selling expertise. The internet brought an explosion of smaller manufacturers to the market. The storefronts became the trusted advisor that an audiophile could turn to for help in distilling all the information regarding the products offered in the audiophile market. Furthermore, in-home audio/video systems have become very complicated and support beyond installation is now often required.

The role of the storefront as the trusted advisor was enhanced by the popularity of blogs and other “social networking” websites that have developed as the internet has evolved from a static source of information to a dynamic, organic medium for the exchange of information. Over the last several years, we believe that the internet experienced a paradigm shift. In the internet’s infancy, information online was created, controlled and pushed from one side of the web to its users. We believe that the internet has evolved into an entirely different environment coined “Web 2.0.” In the current Web 2.0 world, websites are dynamic, non-static and many are built on the contributions of participants. This content developed by those who do not own the web site is called user-generated content.

Social networks, blogs and other user-generated content web sites have provided the most dynamic new aspects of the Web 2.0 world. According to Dow Jones Newswires article “Facebook Surpasses MySpace To Become Social-Networking King” dated August 13, 2008, “[t]he number of social-network users grew 9% in North America but leapt 25% globally to 580.5 million people.” In the “social network web” environment, millions of people now network, browse content and build extensive online contacts.

The “social network web” is comprised of internet users who want to communicate quickly with large audiences. As a result, social networking has completely altered the way online information and media is exchanged. Furthermore, small budget merchants that embrace blogging and social networking can build extremely effective advertising campaigns. These marketing campaigns are referred to as “viral” campaigns.

We intend to capitalize on these changes and have developed a new web page. We have developed a MySpace page (see www.myspace.com/aurios) and our web page allows others to post used audio equipment for sale through such Myspace page. Our Myspace page and our used audio equipment section of our website are both low-cost methods that we are employing to increase our visibility and to advertise our products.

We plan to have our web page host one or more blogs authored and maintained by individuals who carry influence within the audio/video market. We will receive the benefit of traffic to our web site and the blogger receives the benefit of traffic to the blog. Hosting a blog is a low-cost method that we intend to employ to draw traffic to our web site. To date we have not approached any individuals to host a blog on our website. We are interviewing search engine optimization firms, but have not made a selection yet. Our objective in retaining a search engine optimization firm is that it will help us identify and attract individuals who carry influence within our industry to author a blog hosted on our website.

Competition

There are numerous other companies, including Kinetics Systems, Inc., Bright Star, Audioquest, Final Labs and Symposium, that are engaged in the business of manufacturing or selling vibration isolation products. Many of these companies have substantially greater resources than we do and enjoy established production facilities and processes, market presence, distribution networks and market share. It is likely that any or all of these other companies are in the process of, and have allocated substantially more resources in, developing their own products that are or would be competitive with our products.

The isolation products available include rubber feet, conical metal feet, constrained layer shelving, air isolation platforms, corkboards, and various roller bearing products. The companies selling these products range from national manufacturers of air isolation bearings and tables to small proprietorships.

The following summarizes certain of the principal competitive products available:

Townshend Audio Seismic Sinks:	Pneumatic (passive) platform, which is a constrained layer of a composite of steel and Isodamp rubber. It uses air bladders to cut the transmission of vertical vibrations.

Vibraplane Platform:	Manufactured by Kinetics Systems, Inc. and sold by Sounds of Silence, which is in Nashua, New Hampshire.

Bright Star:	Wood platforms resting on a sand-filled base. The product dampens the energy, but does not convert it.

Audioquest:	A variety of cone and ball shaped feet manufactured by Sorbethane.

Final Labs:	Japanese company that manufactures the Daruma roller bearing. It sells in the United States market through an importer in Miami.

Symposium Roller Blocks:	This is a very small United States company with a roller-type bearing product. Applications are limited by weight carrying capacity of bearing and construction.

Patents and Trademark

AVT owns the following patents on an invention titled “Mechanical Signal Filter” which protect the Pro Max MIB and Classic MIB.

Country	Patent Number	Date Filed	Date Issued	Expiration Date
USA	6,520,283	6/29/2001	2/18/2003	6/29/2021

Country	Patent Number	Date Filed	Date Issued	Expiration Date
Taiwan	I235798	6/29/2001	4/14/2005	6/29/2021

Under our license agreement with AVT, AVT has the right to enforce and defend the patents from infringement and to bear the associated costs. There can be no assurance that any of AVT’s future patent applications, if any, will be issued with the scope of the claim sought, if at all. There also can be no assurance that any patents AVT may obtain will not be invalidated, circumvented or challenged. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to AVT’s technology or design around any patents AVT owns. Unauthorized parties may attempt to copy aspects of the Aurios products or to obtain or use information that we or AVT regard as proprietary. In addition, the laws of some foreign countries do not protect patent rights as fully as do the laws of the United States. There can be no assurance that AVT’s means of protecting the foregoing proprietary rights in the United States or abroad will be adequate or that others will not independently develop similar or superior technology.

On March 26, 2010, TGE assigned the federally registered trademark respecting the “Aurios” name to us in consideration for a payment of $100.

Employees

We have no employees. We plan to outsource our principal functions until we achieve a scale that requires us to reconsider this business model. AVT provides administrative support and personnel to us at $1,500 per month under an administration services/rental agreement that expires on July 31, 2010.

ITEM 1A. Risk Factors.

You should carefully consider the following risk factors in evaluating our business and us. The factors listed below represent certain important factors that we believe could cause our business results to differ. These factors are not intended to represent a complete list of the general or specific risks that may affect us. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. You should also consider the other information included in this Annual Report and subsequent quarterly reports filed with the SEC.

Risks Related to the Company

We have a history of declining operating results.

We have incurred net losses of $256,710 for the period from August 7, 2001 (inception) to December 31, 2009. We have an accumulated deficit and have had negative cash flows from our operations. Since 2004, we have generated limited revenues and we have expended minimal funds to support our products due to lack of funds. We intend to use the proceeds from the private placement of our common stock to rejuvenate the presentation of our products and marketing efforts in order to increase revenues and profits and to provide working capital. There can be no assurance that we will be successful in this regard.

Investors may lose all of their investment.

Investment in us involves a high degree of risk. Investors may never recoup all or part of their investment or realize any return on their investment. Accordingly, investors may lose all of their investment and must be prepared to do so.

Our auditors have included an explanatory paragraph in their opinion regarding our ability to continue as a going concern, which could negatively impact our ability to obtain additional funding and the market price of our stock.

We have an accumulated deficit and have had negative cash flows from our operations. Accordingly, we have received a report from our independent auditors that includes an explanatory paragraph describing their substantial doubt about our ability to continue as a going concern. This may negatively impact our ability to obtain additional funding or funding on terms attractive to us and may negatively impact the market price of our stock.

Our cash requirements may vary materially from those now planned depending on numerous factors, including the results of our marketing efforts, our business development activities, the results of future research and development, and competition. We believe that the net proceeds from the private placement of our common stock in the third and fourth quarters of 2009 and first quarter of 2010, our prior capital raising activities, together with our projected revenue and cash flow from future operations, will be sufficient to fund our working capital and other capital requirements for the immediate future. If, however, our estimates are incorrect and we require additional capital, there can be no assurance that additional funds will be available on terms attractive to us or at all. If adequate funds are not available, we may be required to curtail our marketing and new product development activities and/or otherwise materially reduce our operations.

Our ability to fully implement our business plan and increase revenues will depend on our ability to execute our business plan and may require us to raise additional capital through the sale of debt or equity securities.

We believe that we have sufficient working capital to pursue the initial stage of our business plan as described in this report. We may incur operating deficits as we implement our business plan. Our ability to fully implement our business plan and significantly increase our revenues will depend upon our ability to execute our business plan and may require us to raise additional capital through the sale of debt or equity securities. If we do not achieve a profitable level of operations from our operations, we will require additional capital. No assurance can be given that we will be able to obtain additional capital or, if available, that such capital will be available at terms acceptable to us, or that we will be able to generate profits from operations, or if profits are generated, that they will be sufficient to carry out our business plan, or that the plan will not be modified.

Our ability to successfully market our products to the intended range of customers depends on our ability to retain employees or consultants with strong industry contacts and knowledge of our products. Individuals with specialized industry skills may be in short supply given our size and competition for qualified sales persons is intense. The failure to attract new qualified personnel could adversely affect our business and growth prospects.

In formulating our business plan, we have relied on the judgment of our officers and their experience in and research on the industry. There can be no assurance that we will be able to obtain sufficient financing or implement the business plan that we have devised. Further, even with sufficient financing, there can be no assurance that we will be able to expand on a national or international basis or operate our business on a profitable basis. Our plans are based upon the assumptions that present market conditions in the business that we operate will continue and that the risks described in this report will be dealt with successfully. There can be no assurance that such plans will be realized or that any of the assumptions will prove to be correct.

We may need additional financing and such financing could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to borrow from other sources.

Our cash requirements may vary materially from those now planned depending on numerous factors, including the status of our marketing efforts, our business development activities, the results of future research and development and competition. The net proceeds from our private placement of our equity securities in the third and fourth quarters of 2009 and first quarter of 2010, our prior capital raising activities, together with our projected revenue and cash flow from operations, if any, may not be sufficient to fund our working and other capital requirements for the next twelve months in accordance with the business plan set forth in this report. We therefore would need to raise additional funds to finance our capital requirements through new financings to achieve the level of operations we anticipate. Such financings could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to borrow from other sources. In addition, such securities may contain rights, preferences or privileges senior to those of the rights of our current shareholders. We do not have any commitments for additional financing. There can be no assurance that additional funds will be available on terms attractive to us or at all. If adequate funds are not available, we may be required to curtail our marketing and new product development activities and/or otherwise materially reduce our operations. Any inability to raise adequate funds could have a material adverse effect on our business, results of operation and financial condition.

We conducted our own research into the markets for our products and have uncertainties regarding increasing revenues and market penetration.

We conducted our own research into the markets for our products. In formulating our business plan, we have relied on the judgment of our officers and their research and experience. Our plans are based upon the assumptions that present market conditions in the business in which we operate will continue and that the risks described in this report will be dealt with successfully. There can be no assurance that we will be successful in our efforts to increase our market penetration or to develop markets in the manner we contemplate.

We will continue to incur the expenses of complying with public company reporting requirements.

We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome.

We may experience difficulties in the future in complying with certain requirements of Section 404 of the Sarbanes-Oxley Act.

Because we are a public company, we are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 and we will be required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act. For our Annual Report for fiscal year 2010, Section 404 of the Sarbanes-Oxley Act will also require that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations.

If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our operating results, financial condition and our ability to run our business effectively and could cause investors to lose confidence in our financial reporting.

There are economic and general risks relating to our business.

The success of our activities is subject to risks inherent in business generally, including (i) demand for products and services; (ii) general economic conditions; (iii) changes in taxes and tax laws; and (iv) changes in governmental regulations and policies.

Our costs of production may exceed those of our competitors and may adversely impact our profitability.

Our actual costs of production may exceed those of competitors and, even if our costs of production are lower, our competitors may be able to sell the same or similar products at a lower price than is economical for us.

We license the intellectual property necessary for our products from AVT and we are uncertain of AVT’s ability to protect such intellectual property through patents.

We do not own the intellectual property necessary for our products. We license such intellectual property from AVT. Such license is terminable and non-exclusive, and therefore, AVT could license the intellectual property underlying our products to our current and future competitors.

We rely on AVT to protect the intellectual property respecting our products. AVT, and its predecessor TGE, have used a combination of U.S. and foreign patent and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights to our products. There can, however, be no assurance that any of AVT’s pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought, if at all. There also can be no assurance that any patents AVT has or may obtain will not be invalidated, circumvented or challenged. Furthermore, there can be no assurance that others will not develop technologies which are similar or superior to AVT’s technology or design around any patents owned by it. Unauthorized parties may attempt to copy aspects of the products or to obtain and use information they regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights as fully as do the laws of the United States. There can be no assurance that AVT’s means of protecting its proprietary rights in the United States will be adequate or that others will not independently develop similar or superior technology.

We rely on third party distributors and representatives for our marketing capability.

Our distribution strategy is to pursue sales through multiple channels with an emphasis on independent distributors and representatives.  Our inability to recruit and retain audio equipment distributors and representatives who can successfully sell our products would adversely affect our sales.  In addition, our arrangements with our distributors and representatives are generally short-term.  If we do not competitively price our products, meet the requirements of our distributors and representatives or end-users, provide adequate marketing and technical support, or comply with the terms of our distribution arrangements, our distributors and representatives may fail to market our products or may terminate their relationships with us.  These developments would likely have a material adverse effect on our sales.  Our reliance on the sales of our products by others also makes it more difficult to predict our revenues, cash flow and operating results.

We are dependent on key personnel.

We are highly dependent on the services of Paul Attaway and Timothy Louis. The loss of the services of either of these individuals would harm our business. Our future success also depends on our ability to attract, train, retain and motivate other highly qualified sales, technical and managerial personnel. Competition for such personnel is intense and we may not be able to attract, train, retain or motivate such persons in the future.

There is a limited market for our common stock and you may not be able to sell your shares of common stock  in the future, even if a market develops.

There is a limited market for our common stock.  Our common stock is included on the Over-the-Counter Bulletin Board (“OTC Bulletin Board”) under the symbol “AURZ,” and trading commenced on March 30, 2010. There can be no assurance that an active market will develop for our common stock on the OTC Bulletin Board.  Additionally, there can be no assurance any broker will be interested in trading our common stock. Therefore, it may be difficult for holders of our common stock to sell their shares if they desire or need to sell them.

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our stock is likely to be highly volatile because there will likely be a relatively thin trading market for our common stock, which may cause trades of small blocks of stock to have a significant impact on our stock price. Holders of our common stock may not be able to resell it following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

•	actual or anticipated fluctuations in our operating results;

•	the potential absence of securities analysts covering us and distributing research and recommendations about us;

•	we may have a low trading volume for a number of reasons, including that a large amount of our stock is closely held;

•	overall stock market fluctuations;

•	announcements concerning our business or those of our competitors;

•	our ability to raise capital when we require it, and to raise such capital on favorable terms;

•	changes in financial estimates by securities analysts or our failure to perform as anticipated by the analysts;

•	announcements of technological innovations;

•	conditions or trends in the industry;

•	litigation;

•	changes in market valuations of other similar companies;

•	future sales of common stock;

•	departure of key personnel or failure to hire key personnel; and

•	general market conditions.

Any of these factors could have a significant and adverse impact on the market price of our common stock. In addition, the stock market in general has at times experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

Coalitions of a few of our larger stockholders have sufficient voting power to make corporate governance decisions that could have significant effect on us and the other stockholders.

As of March 29, 2010 our largest stockholders, Paul Attaway, Ira J. Gaines and Christian J. Hoffmann, III hold shares representing approximately 61.66% of the voting power of our outstanding capital stock, including the conversion of all of the outstanding shares of Preferred Stock into Common Stock. These shareholders may, if they act together, exercise significant influence over all matters requiring shareholder approval, including the election of directors and the determination of significant corporate actions, as well as control the management, policies and operation of the Company. This concentration of ownership could depress the stock price or value of the Company or delay or prevent a change in control that could be otherwise beneficial to our shareholders.

Risks Related to the Industry

Our market is characterized by new products and rapid technological change.

Our industry is susceptible to fast-paced technological advancements and our competitive advantage may be reduced if we fail to keep up with changes in the technological processes.  Our products are subject to technological change and innovation.  Technological developments are occurring rapidly and while the effects of such developments are uncertain, they may have a material adverse effect on the demand for our products.  Additionally, we may not be able to match any technological changes to the needs of our target customers, which will reduce demand for our products.

If we are unable to compete in our market, you may lose all or part of your investment.

There are numerous other companies, including Kinetics Systems, Inc., Bright Star, Audioquest, Final Labs and Symposium, that are engaged in the business of manufacturing or selling vibration isolation products.  Some of these companies may have greater resources than we do and enjoy well established production facilities and processes, market presence, distribution networks and market share.  It is likely that any or all of these other companies are in the process of, and have allocated substantially more resources than we have, in developing their own products that are or would be competitive with our high purity products.  If any of these companies is successful in its efforts to develop high quality vibration isolation products at lower costs than it now apparently has, such a company would have substantially greater resources to market its competing products.  Their ability to produce economies of scale may put us at a disadvantage.  Increased competition or our failure to compete successfully is likely to result in price reductions, fewer customer orders, reduced gross margins, increased marketing costs, failure to acquire or retain market share, or any combination of these problems.

Risks Relating to our Common Stock

Any future sale of a substantial number of shares of our common stock could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital.

Any sale of a substantial number of shares of our common stock, or the prospect of such sales, may have the effect of depressing the trading price of our common stock. In addition, those sales could lower our value and make it more difficult for us to raise capital. Further, the timing of the sale of the shares of our common stock may occur at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

The possible issuance of common stock subject to options and warrants may dilute the interest of stockholders.

The board of directors adopted the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”) on July 1, 2007 and the shareholders approved the Plan on July 8, 2007. The Plan authorizes us to issue up to 625,000 shares of our common stock upon exercise of options and grant of restricted stock awards. To date, we have not issued any options or restricted stock awards under the Plan. To the extent we issue stock options or warrants under the 2007 Plan and such outstanding stock options and warrants are exercised, dilution to the interests of our stockholders may occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of the outstanding options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in such outstanding options.

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock.

Our Articles of Incorporation authorize the issuance of 90,000,000 shares of our common stock and 10,000,000 shares of preferred stock. The common stock and preferred stock can be issued by our board of directors, without stockholder approval. Any future issuances of our common stock would further dilute the percentage ownership of the Company held by our stockholders.

We have never paid dividends and have no plans to in the future.

We do not intend to pay dividends on our common stock in the foreseeable future.  As an Arizona corporation, we are legally permitted to declare and pay dividends only out of surplus, or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and for the preceding fiscal year.  To the extent no surplus or net profits of the Company are available for payment of dividends, we cannot pay dividends on our common stock.  Any dividends not paid will accrue.  No interest will be paid on any accrued but unpaid dividends. There can no be no assurance that we will declare any dividends or have sufficient surplus or generate any or sufficient earnings to pay cash or stock dividends on our common stock.  We will pay dividends on our common stock, when and if declared by the board of directors and when and if funds are legally available therefore.  If dividends are declared, all accrued but unpaid dividends on the Preferred Stock must be paid in full before any additional dividends may be declared and paid on the Common Stock.  Dividends shall accrue if they are not paid when due.

Indemnification of officers and directors.

The Articles of Incorporation and Bylaws of the Company contain broad indemnification and liability limiting provisions regarding its officers, directors and employees, including the limitation of liability for certain violations of fiduciary duties.  Our shareholders therefore will have only limited recourse against the individuals.

ITEM 1B.  Unresolved Staff Comments.

None.

ITEM 2.  Description of Property.

Our executive office consists of approximately 200 square feet and is located at 1741 W. University Drive, Suite 146, Tempe, Arizona 85281. This office space is provided to us by AVT as needed and the $1,500 monthly administrative fee we pay to it includes a charge for our rent. We believe that our current facilities are adequate to meet our operational needs for the upcoming year.

ITEM 3.  Legal Proceedings.

We are not involved in any pending litigation, legal proceedings or claims.

ITEM 4.  [Reserved]

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is included for trading on the OTC Bulletin Board and trading commenced on March 30, 2010.  Therefore, there have been no quotations for our common stock in fiscal year 2009 and 2008.

Holders of Common Stock and Preferred Stock

We had approximately 37 shareholders of record of our common stock as of March 29, 2010.

Dividend Policy

To date, we have not declared or paid cash dividends on our shares of common stock.  The holders of the shares of common stock will be entitled to non-cumulative dividends on the shares of common stock, when and as declared by our board of directors, in its discretion. We intend to retain all future earnings, if any, for our business and do not anticipate paying cash dividends in the foreseeable future.

Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and such other factors as our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	625,000	$-0-	625,000
Equity compensation plans not approved by stockholders	-0-	-0-	-0-
Total	625,000	$-0-	625,000

Recent Issuances of Unregistered Securities

On August 31, 2009, we commenced a private placement of shares of our common stock to “accredited investors,” as such term is defined in Regulation D promulgated under the Securities Act of 1933, as amended (“Securities Act”), at a price of $0.25 per share.  As of March 29, 2010, the Company has sold 288,000 shares, for gross proceeds of $72,000, under the private placement. Our officers and directors sold the common stock and we did not pay any commissions to them in connection with such sales. The shares were issued in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act.

ITEM 6.  Selected Financial Data.

Not applicable.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

Factors that could cause or contribute to our actual results to differ materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our history of declining operating results; (ii) our auditors have expressed a going concern opinion; (iii) our ability to raise additional working capital that we may require and, if available, that such working capital will be on terms acceptable to us; (iv) our ability to implement our business plan; (v) uncertainties regarding our ability to increase revenues and penetrate our market; (vi) economic and general risks relating to business; (vii) our ability to manage our costs of production; (viii) our ability to protect our intellectual property through patents and other intellectual property protection; (ix) our dependence on key personnel; (x) increased competition or our failure to compete successfully; (xi) our ability to keep pace with technological advancements in our industry; (xii) our ability to comply with Section 404 of the Sarbanes-Oxley Act of 2002, as required; (xiii) our nonpayment of dividends and lack of plans to pay dividends in the future; (xiv) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, if it trades, lower our value and make it more difficult for us to raise capital; (xv) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xvi) our ability to have our common stock trade in a public market; (xvii) the price of our stock, if it trades, is likely to be highly volatile because of several factors, including a relatively limited public float; and (xviii) indemnification of our officers and directors.

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

Overview

We were formed in August 2001 by our former parent, TGE. Our corporate offices are located at 1741 W. University Drive, Suite 146, Tempe, Arizona 85281 and our telephone number is (602) 321-1313.

We produce, market and distribute vibration isolation products to the high-end audio and video markets in the United States and in certain foreign countries. Our products are the Classic MIB, the PRO MIB, the Isotone, the Series 100 Component Shelf, a shelf product, and Pivot Points, a spike mount product.

Our vibration isolation products produce superior sound quality by sharpening, not softening, the sound. AVT holds the patents respecting our products in the United States and Taiwan.  AVT has granted us a non-exclusive world-wide license to sell the products under the patents (“AVT License”). The AVT License automatically renews every year as long as we are in compliance with its terms. We pay AVT a royalty of 5% of our net sales for the license. We outsource the manufacture of our products to several qualified machine shops in the Phoenix metropolitan area.  On March 26, 2010, TGE assigned its federally registered trademark respecting the “Aurios” name to us in consideration of $100.

For the Years Ended December 31, 2009 and 2008

Results From Operations

Revenues

Since our inception, our activities have focused on product and market development with a nominal level of operations. Revenues for the years ended December 31, 2009 and 2008 were $32,029 and $22,663, respectively. Revenues increased as a result of improved sales from our international distributors.

Most of our sales are made through audio equipment distributors, with the balance being direct retail sales.  For the year ended December 31, 2009, the Company had 30%, 21%, 19%, and 13% of sales to Roksan Trading Co., Music Direct, ECS Ltd., and Galen Carol Audio, respectively. For the year ended December 31, 2008, 48% and 10% of sales were made through distributors, Music Direct and Absolute Hi End, respectively. No other customer accounted for more than 10% of sales in either period.

Cost of Sales

The cost of sales on units sold for the year ended December 31, 2009 totaled $18,937 (59.1% of revenues) compared to $9,825 (43.4% of revenues) for the year ended December 31, 2008. The cost of sales for the year ended December 31, 2009 was slightly higher on a percentage basis than for the same period in 2008 due to the increased cost of the product from our third party manufacturers.  We outsource the manufacture of our products to several qualified machine shops in the Phoenix metropolitan area.

Gross Margin

Gross margin for the year ended December 31, 2009 was $13,092 (40.9% of revenues) compared to $12,838 (56.6% of revenues) for the year ended December 31, 2008.   The decrease in gross margin is attributed to higher material costs.  We ordered material in smaller quantities and, as a result, we incurred higher material costs.

General and Administrative Expenses

We incurred nearly all of our selling and operating expenses, as well as research and development expenses, through a contractual relationship with TGE, which performs these services under an administrative services agreement with us.  These expenses were $18,000 in the year ended December 31, 2009 and 2008. In the year ended December 31, 2009, we had additional expenses consisting of legal expenses of $60,997 and accounting expenses of $47,736, most of which were related to preparing us to become publicly held and to comply with our reporting obligations under the Securities Exchange Act of 1934, as amended.   In the year ended December 31, 2008, we had legal expenses of $30,315 and accounting expenses of $38,685, most of which were related to preparing us to become publicly held.

Interest Expense. Interest expense was $4,103 and $3,940 for the years ended December 31, 2009 and 2008, respectively.

Income Tax Provision

The Company had a potential tax provision benefit of approximately $51,000 and $33,000 for the years ended December 31, 2009 and 2008, respectively, arising from losses generated during the aforementioned periods. The Company has fully reserved against these benefits due to the uncertainty of their realization.

Net Loss

For the reasons listed above, for the years ended December 31, 2009 and 2008, we recorded net loss of $131,625 and $83,427, respectively, an increase of our net loss by $48,198.

Basic and Diluted Loss per Share

The basic and diluted loss per share were <$0.06> and <$0.04> for the years ended December 31, 2009 and 2008, respectively, for the reasons previously noted.

Liquidity and Capital Resources

Our auditors have rendered a going concern opinion. Because our revenues and cash flow have not increased enough to provide sufficient working capital, we needed to raise capital through the sale of our equity securities.  We provided for our cash requirements in fiscal year 2009 with the capital we raised in 2007 through the sale of Preferred Stock in a private placement, yielding $115,000 in gross proceeds.  In August 2009, we commenced a private placement of a minimum of 80,000 shares and a maximum of 400,000 shares of our Common Stock to accredited investors at a price of $0.25 per share.  Through March 29, 2010, we have sold 288,000 shares, for gross proceeds of $72,000, under the private placement.

We plan to use the proceeds from this private placement to pay a portion of our outstanding payables, expand our promotion and marketing activities, including for product introduction, and provide working capital.  If the proceeds from our private placement and cash flow from our operations are not sufficient to meet our working capital needs, we will need to raise additional capital through the sale of our debt securities.  We have no commitments to obtain debt financing and there can be no assurance that we will be able to obtain the necessary funds or obtain them on terms favorable to us.  Any future financing may be on terms that substantially dilute the ownership interests of present shareholders. If we are unable to raise sufficient additional capital as necessary, we may have to suspend or contract operations or cease operations entirely.

We do not anticipate that we will have any large capital requirements over the next twelve months. In addition, we have relationships with third parties who will manufacture small quantities of our products quickly and charge us the same prices as we would be charged for larger orders, particularly in the current economic environment. Accordingly, we believe we can continue to place smaller orders with a number of such manufacturers at favorable prices and will not have to allocate our working capital to increasing our inventory.  We work with five manufacturers.

As of December 31, 2009, we had a working capital deficit of ($33,111) and long-term debt of $44,121.

Capital Commitments

We had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2009 and December 31, 2008.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles. Preparation of the statements in accordance with these principles requires that we make estimates, using available data and our judgment, for such things as valuing assets, accruing liabilities and estimating expenses.

Our significant accounting policies are summarized in note 1 to our consolidated financial statements included in Item 8 “Financial Statements” of this report.  While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the recoverability of inventory accounting policies are the most critical to our financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions.

Recoverability of Inventory.  We assume that our inventory can be sold for at least its carrying cost.

 ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

 ITEM 8.  Financial Statements and Supplementary Data.

The financial statements of the Company are included as an exhibit to this Form 10-K commencing on page F-1.

 ITEM 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

 ITEM 9A(T).  Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our President, Chief Executive Officer and Chief Financial Officer, Paul Attaway, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on his evaluation as of December 31, 2009, the end of the period covered by this Annual Report on Form 10-K, he concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment using those criteria, management believes that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, such controls.

ITEM 9B.  Other Information.

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, positions and ages of our directors and executive officers. Our directors were elected by the unanimous written consent of our stockholders in lieu of a meeting. Our directors are typically elected at each annual meeting and serve for one year or until their successors are elected and qualify. Officers are elected by our board of directors and their terms of office are at the discretion of our board.

Name	Age	Position with Company
Paul Attaway	46	President, Chief Financial Officer and Director since 2001
Timothy Louis	45	Secretary, Treasurer and Director since 2004

Paul Attaway has served as an officer and director of the Company since its incorporation in August 2001. In 1997, Mr. Attaway founded True Gravity Enterprises, Inc., a privately held corporation that designed and manufactured vibration control solutions for the semiconductor and life science industries and he has been its principal shareholder and executive officer since then.  TGE sold substantially all of its assets to AVT in February 2010.  He practiced law for two years from 1988 to 1990 in Phoenix, Arizona with Streich Lang Weeks & Cardon. From 1990 to 1995, he worked for a family business, MM Systems Corporation, which manufactures and sells building materials worldwide. From 1995 to 1997, Mr. Attaway left the family business and started Tekton Inc., a privately held corporation that designs and manufactures seismic isolation systems for network server racks. Mr. Attaway sold Tekton, Inc. in 2004. Mr. Attaway holds a B.S.B.A. with a major in finance from Georgetown University and a J.D. from the University of Georgia School of Law. Mr. Attaway divides his time between TGE and the Company as the two businesses require in a manner sufficient to discharge his fiduciary duties to both entities. The Company believes that Mr. Attaway is qualified to serve as a director because he is its founder and has managed it since its inception.

Timothy Louis has served as an officer and director of the Company since July 2004. Since 1995, Mr. Louis has been the principal of Desert Capital Investments, L.L.C., a venture capital investment firm. Its venture investments include Frye-Louis Capital Management, Mobility Electronics, The Schirf Brewing Company, TGE, The rSmart Group, BH USA and PIVOT Cycles, Inc. He has served as a board member of companies such as Johnson Polymer, Inc (an affiliate company of S.C. Johnson Wax) and non-profit companies such as A.T. Still University, Desert Voices Oral Learning Center and The Phoenix Art Museum. Since 2001 he has served as the Vice President - Finance at The rSmart Group, a provider of enterprise open source applications in the global education software and services market. From 1990 to 2002 he was an owner/director of Frye-Louis Capital Management, Inc., a high net worth family asset management firm based in Chicago. The firm was sold to Credit Suisse Private Bank in 2002. Mr. Louis has a B.S. in Communication Disorders and a M.A. in Audiology and Hearing Impairment from Northwestern University, and a M.B.A. in Financial Management and Markets from Arizona State University. The Company believes that Mr. Louis’s broad business experience gives him the qualifications and skills to serve as a director.

Board of Directors and Committee Meetings

Our Board of Directors held four meetings during the fiscal year ended December 31, 2009.  In addition, our Board of Directors acted by unanimous written consent during fiscal year ended December 31, 2009.  Both of our directors attended at least 75% of the meetings of the Board of Directors and the committees on which he served in the fiscal year ended December 31, 2009.  Our directors are expected, absent exceptional circumstances, to attend all Board meetings and meetings of any committees on which they serve.

Committees of the Board of Directors

We do not have Audit, Compensation or  Nominating and Governance Committees.  Our full Board of Directors discharges the duties that such committees would normally have.  We do not have such committees because of our stage of development and because our Board of Directors consists of only two members. Also due to the small size of our Board, we do not have a Chairman of the Board of Directors.

Our full Board is comprised of two Directors, one of whom is independent, as defined by the rules and regulations of the Securities and Exchange Commission. The members of our Board of Directors are Paul Attaway and Timothy Louis.  The Board of Directors determined that Mr. Louis qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the Securities and Exchange Commission, and is independent as noted above.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company’s independent accountants must be approved in advance by the Board to assure that such services do not impair the accountants’ independence from the Company.  Our full board of directors performs the equivalent functions of an audit committee, therefore, no policies or procedures other than those required by SEC rules on auditor independence, have been implemented.

Report of the Board of Directors Serving the Equivalent Functions of an Audit Committee

Review and Discussion with Management

Our Board has reviewed and discussed with management our audited financial statements for the fiscal year ended December 31, 2009, the process designed to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our assessment of internal control over financial reporting and the report by our independent registered public accounting firm thereon.

Review and Discussions with Independent Registered Public Accounting Firm

Our Board has discussed with Semple, Marchal & Cooper, LLP, our independent registered public accounting firm for fiscal year 2009, the matters the Board, serving the equivalent functions of an audit committee, is required to discuss pursuant to Statement on Auditing Standards No. 114 (Communications with Audit Committees), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board also has received the written disclosures and the letter from Semple, Marchal & Cooper, LLP required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and has discussed with Semple, Marchal & Cooper, LLP any relationships that may impact its independence, and satisfied itself as to the independent registered public accounting firm’s independence.

Conclusion

Based on the review and discussions referred to above, the Board, serving the equivalent functions of the audit committee, approved our audited financial statements for the fiscal year ended December 31, 2009 be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for filing with the Securities and Exchange Commission.

Director Independence

Paul Attaway and Timothy Louis are the sole directors of the Company.  Mr. Attaway is not considered “independent” in accordance with rule 5605(a)(2) of the NASDAQ Marketplace Rules. The Board of Directors has determined that Mr. Louis is independent in accordance with the Nasdaq and SEC rules.  We are currently traded on the OTC Bulletin Board, which does not require that a majority of the board be independent.  If we ever become an issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

Board of Directors’ Role in the Oversight of Risk Management

We face a variety of risks, including credit, liquidity and operational risks.  In fulfilling its risk oversight role, our Board of Directors focuses on the adequacy of our risk management process and overall risk management system.  Our Board of Directors believes that an effective risk management system will (i) adequately identify the material risks that we face in a timely manner; (ii) implement appropriate risk management strategies that are responsive to our risk profile and specific material risk exposures; (iii) integrate consideration of risk and risk management into our business decision-making; and (iv) include policies and procedures that adequately transmit necessary information regarding material risks to senior executives and, as appropriate, to the Board or relevant committee.

Our Board of Directors oversees risk management for us.  Accordingly, the Board schedules time for periodic review of risk management, in addition to its other duties.  In this role, the Board receives reports from management, certified public accountants, outside legal counsel, and to the extent necessary, from other advisors, and strives to generate serious and thoughtful attention to our risk management process and system, the nature of the material risks we face, and the adequacy of our policies and procedures designed to respond to and mitigate these risks.

Board Leadership Structure

Our Board of Directors does not have a Chairman of the Board due to its small size. Because we do not have a Chairman of the Board, our Board of Directors does not have a policy on whether or not the roles of Chief Executive Officer and Chairman of the Board of Directors should be separate and, if they are to be separate, whether the Chairman of the Board should be selected from the non-employee directors or be an employee.  Our Board of Directors believes that it should be free to make a choice from time to time in any manner that is in the best interests of us and our shareholders.  If our Board determines that a Chairman of the Board is needed, the Board will appoint a Chairman of the Board whose appointment is in the best interest of the Company and its shareholders. Our Board has determined that our Board leadership structure is appropriate given the size of our Board and the nature of our business.

Stockholder Communications with the Board of Directors

Stockholders may communicate with the Board of Directors by writing to us as follows:  Aurios Inc., attention:  Corporate Secretary, 1741 W. University Drive, Suite 146, Tempe, AZ 85281.  Stockholders who would like their submission directed to a particular member of the Board of Directors may so specify and the communication will be forwarded as appropriate.

Process and Policy for Director Nominations

Our full Board will consider candidates for Board membership suggested by Board members, management and our stockholders.  In evaluating the suitability of potential nominees for membership on the Board, the Board members  will consider the Board's current composition, including expertise, diversity, and balance of inside, outside and independent directors.  The Board considers the general qualifications of the potential nominees, including integrity and honesty; recognized leadership in business or professional activity; a background and experience that will complement the talents of the other board members; the willingness and capability to take the time to actively participate in board and committee meetings and related activities; the extent to which the candidate possesses pertinent technological, political, business, financial or social/cultural expertise and experience; the absence of realistic possibilities of conflict of interest or legal prohibition; the ability to work well with the other directors; and the extent of the candidate's familiarity with issues affecting our business.

While the Board considers diversity and variety of experiences and viewpoints to be important factors, it does not believe that a director nominee should be chosen solely or mainly because of race, color, gender, national origin or sexual identity or orientation. Thus, although diversity may be a consideration in the Board's process, it does not have a formal policy regarding the consideration of diversity in identifying director nominees.

Stockholder Recommendations for Director Nominations. Our Board of Directors does not have a formal policy with respect to consideration of any director candidate recommendation by stockholders.  While the Board of Directors may consider candidates recommended by stockholders, it has no requirement to do so.  To date, no stockholder has recommended a candidate for nomination to the Board.  Given that we have not received director nominations from stockholders in the past and that we do not canvass stockholders for such nominations, we believe it is appropriate not to have a formal policy in that regard.  We do not pay a fee to any third party to identify or evaluate or assist in indentifying or evaluating potential nominees.

 Stockholder recommendations for director nominations may be submitted to the Company at the following address:  Aurios Inc., attention:  Corporate Secretary, 1741 W. University Drive, Suite 146, Tempe, AZ 85281.  Such recommendations will be forwarded to the Board for consideration, provided that they are accompanied by sufficient information to permit the Board to evaluate the qualifications and experience of the nominees, and provided that they are in time for the Board to do an adequate evaluation of the candidate before the annual meeting of stockholders.  The submission must be accomplished by a written consent of the individual to stand for election if nominated by the Board of Directors and to serve if elected and to cooperate with a background check.

Stockholder Nominations of Directors.  The bylaws of the Company provide that in order for a stockholder to nominate a director at an annual meeting, the stockholder must give timely, written notice to the Secretary of the Company and such notice must be received at the principal executive offices of the Company not less than 120 days before the date of its release of the proxy statement to stockholders in connection with its previous year’s annual meeting of stockholders. Such stockholder’s notice shall include, with respect to each person whom the stockholder proposes to nominate for election as a director, all information relating to such person, including such person’s written consent to being named in the proxy statement as a nominee, serving as a director, that is required under the Securities Exchange Act of 1934, as amended, and cooperating with a background investigation.  In addition, the stockholder must include in such notice his name and address, as they appear on the Company’s records, of the stockholder proposing the nomination of such person, and the name and address of the beneficial owner, if any, on whose behalf the nomination is made, the class and number of shares of capital stock of the Company that are owned beneficially and of record by such stockholder of record and by the beneficial owner, if any, on whose behalf the nomination is made, and any material interest or relationship that such stockholder of record and/or the beneficial owner, if any, on whose behalf the nomination is made may respectively have in such business or with such nominee. At the request of the Board of Directors, any person nominated for election as a director shall furnish to the Secretary of the Company the information required to be set forth in a stockholder’s notice of nomination which pertains to the nominee.

To be timely in the case of a special meeting or if the date of the annual meeting is changed by more than thirty (30) days from such anniversary date, a stockholder’s notice must be received at the principal executive offices of the Corporation no later than the close of business on the tenth day following the earlier of the day on which notice of the meeting date was mailed or public disclosure of the meeting date was made.

Code of Ethics and Conduct

Our Board of Directors has adopted a Code of Ethics and Conduct that is applicable to all of our employees, officers and directors. Our Code of Ethics and Conduct is intended to ensure that our employees act in accordance with the highest ethical standards.  A copy of our Code of Ethics and Conduct may be obtained by sending a written request to us at 1741 W. University Drive, Suite 146, Tempe, AZ 85281, Attn: Paul Attaway and the Code of Ethics and Conduct is filed as an exhibit to this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting

                Section 16(a) of the Securities Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership of, and transactions in, our securities and to provide us with copies of those filings. To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2009, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with during fiscal year 2009.

ITEM 11. EXECUTIVE COMPENSATION.

The table below sets forth all cash compensation paid or proposed to be paid by us to the chief executive officer and the most highly compensated executive officers, and key employees for services rendered in all capacities to us during fiscal years 2009 and 2008.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Paul Attaway,	2009	No compensation paid or options issued
President and Chief Financial Officer	2008

Timothy Louis,	2009	No compensation paid or options issued
Secretary and Treasurer	2008

Mr. Attaway and Mr. Louis received no compensation in 2009 and 2008. Mr. Attaway will receive a salary at the annual rate of $20,000 after our revenues exceed an annual rate of $75,000.

Compensation Policy. Our executive compensation plan is based on attracting and retaining qualified professionals who possess the skills and leadership necessary to enable us to achieve earnings and profitability growth to satisfy our stockholders. We must, therefore, create incentives for these executives to achieve both company and individual performance objectives through the use of performance-based compensation programs.

No one component is considered by itself, but all forms of the compensation package are considered in total. Wherever possible, objective measurements will be utilized to quantify performance, but many subjective factors still come into play when determining performance.

Compensation Components. We expect that the main elements of our compensation package will consist of base salary, stock options and bonus.

Base Salary. The base salary for each executive officer will be reviewed and compared to the prior year, with considerations given for increase. During 2009 and 2008 the executive officers received no compensation. As we grow and if financial conditions improve, we plan to establish base salaries for all executive officers and to review them periodically for possible adjustments. At the appropriate point, we will base salary adjustments on both the individuals and our performance and will include both objective and subjective criteria specific to each executive’s role and responsibility with us.

Stock Options. No stock options were issued to our officers during fiscal years 2009 and 2008.

Bonuses. To date, we have not granted bonuses. When considered, our bonuses will be related to meeting certain performance criteria that are directly related to areas within the executive’s responsibilities with us, such as production of product and sales of product to customers. If we grow, we will create a more defined bonus program to attract and retain our employees at all levels.

Other. At this time, we have no profit sharing plan in place for employees. However, this is another area of consideration to add such a plan to provide yet another level of compensation to our compensation plan.

Stock Options. The board of directors adopted the 2007 Stock Option and Restricted Stock Plan (the “Plan”) on July 1, 2007 and the shareholders approved the Plan on July 8, 2007. The Plan authorizes us to issue up to 625,000 shares of our common stock upon exercise of options and grant of restricted stock awards. We have not issued any options under the Plan.

Employment Contracts; Termination of Employment and Change-in-Control Arrangements. We have no employment agreements with either Paul Attaway or Timothy Louis.

Outstanding Equity Awards at Fiscal Year-End

		Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)

Paul Attaway	No outstanding equity awards.

Timothy Louis	No outstanding equity awards.

The table above indicates that no options were granted under the Plan to directors and officers in fiscal 2009.

Stock Option Plan

The board of directors adopted the Plan on July 1, 2007 and the shareholders approved the Plan on July 8, 2007. The Plan authorizes us to issue up to 625,000 shares of our common stock upon exercise of options and grant of restricted stock awards. We have not issued any options under the Plan.

The Plan authorizes us to grant (i) to the key employees incentive stock options to purchase shares of common stock and non-qualified stock options to purchase shares of common stock and restricted stock awards, and (ii) to non-employee directors and consultants non-qualified stock options and restricted stock. Our Board of Directors will administer the Plans by making recommendations to the board or determinations regarding the persons to whom options or restricted stock should be granted and the amount, terms, conditions and restrictions of the awards.

The Plan allows for the grant of incentive stock options, non-qualified stock options and restricted stock awards. Incentive stock options granted under the Plan must have an exercise price at least equal to 100% of the fair market value of the common stock as of the date of grant. Incentive stock options granted to any person who owns, immediately after the grant, stock possessing more than 10% of the combined voting power of all classes of our stock, or of any parent or subsidiary corporation, must have an exercise price at least equal to 110% of the fair market value of the common stock on the date of grant. Non-statutory stock options may have exercise prices as determined by our Compensation Committee.

The Compensation Committee is also authorized to grant restricted stock awards under the Plan. A restricted stock award is a grant of shares of the common stock that is subject to restrictions on transferability, risk of forfeiture and other restrictions and that may be forfeited in the event of certain terminations of employment or service prior to the end of a restricted period specified by the Compensation Committee.

Compensation of Directors

Directors who are neither our employees nor of our affiliates receive no cash compensation for serving on our Board of Directors. We have one independent director. We reimburse directors for any travel or other out-of-pocket expenses related to their service on the Board of Directors. When we add outside Board members we expect that they will receive compensation of options or shares of common stock of the Company for each year for their service on the Board of Directors and for serving without directors and officers’ liability insurance in place.

Director Compensation

Name (a)	Fees Earned Or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)

Paul Attaway, President, Chief Financial Officer and Director			No compensation paid or awards made in 2009 and 2008.

Timothy Louis, Secretary, Treasurer and Director			No compensation paid or awards made in 2009 and 2008.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 29, 2010, the number and percentage of outstanding shares of common stock beneficially owned by (a) each person known by us to beneficially own more than five percent of such stock, (b) each director of the Company, (c) each named officer of the Company, and (d) all our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class(4)
Paul Attaway(3)	1,188,000	32.30
Timothy Louis	100,000	2.72
Ira J. Gaines	540,000	14.68
Christian J. Hoffmann, III(5)	540,000	14.68
All officers and directors as a group (two persons)	1,288,000	35.02

(1)	The address of these persons is c/o 1741 W. University Drive, Suite 146, Tempe, Arizona 85281.
(2)	The foregoing beneficial owners hold investment and voting power in their shares.
(3)	Paul Attaway owns 66% of the capital stock of TGE, which is a former shareholder of the Company and the Company’s former parent company.
(4)	Assuming 3,678,000 shares of common stock outstanding. All 460,000 shares of Preferred Stock have been converted into 1,150,000 shares of Common Stock.
(5)	Mr. Hoffmann is a partner of Quarles & Brady LLP, the legal counsel of the Company.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles of Incorporation or Bylaws, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence.

Paul Attaway is an officer, director and principal shareholder of the Company and the principal shareholder, director and an officer of our founder and former parent company, TGE. On June 11, 2007, Mr. Attaway purchased 1,137,500 shares of common stock of the company for $455, which is $0.0004 per share. On December 31, 2007, Mr. Attaway purchased all 2,500 shares of common stock of the Company held by TGE for $250, which is $0.10 per share.

On June 11, 2007, Timothy Louis, an officer and director the Company, purchased 100,000 shares of common stock of the Company for $40, which is $0.0004 per share. Also on June 11, 2007, Christian J. Hoffmann, III, a partner of Quarles & Brady LLP, legal counsel of the Company, purchased 500,000 shares of common stock for $0.0004 per share for a total of $200. On July 11, 2007, Ira J. Gaines, a principal shareholder of the Company, purchased 500,000 shares of common stock for $0.02 per share for a total of $10,000.

The Company and TGE, its affiliate and former parent, entered into a license agreement on July 2, 2007, which is renewable on an automatic basis for additional consecutive three-year terms on certain conditions. Aurios pays a royalty of five percent (5%) of its gross sales to TGE under the terms of the license. Also under this license agreement, TGE licensed Aurios the right to produce, distribute and sell the Classic MIB and PRO MIB products and to use the Aurios trademark in connection with such products. Because Paul Attaway controls both TGE and Aurios as the principal shareholder of each company, the license agreement was not the result of arm’s length negotiations between the two companies. While Mr. Attaway believes the terms to be fair to each company, there can be no assurance in this regard. In the event of a dispute between Aurios and TGE in connection with the license agreement, Mr. Attaway will recuse himself from the dispute and let the other director(s) of both companies deal with the dispute. This agreement was terminated on February 25, 2010 as a result of the sale of substantially all of TGE’s assets to AVT.

The Company had a balance due to a related party, TGE, in the amount of $1,792 and $454 at December 31, 2009 and December 31, 2008, respectively. These are considered short term in nature and non-interest bearing.

The Company had a note payable to a related party, TGE, in the amount of $44,121 as of December 31, 2009 and December 31, 2008, bearing interest at a rate of 8.25%. All outstanding principal and interest is due and payable on December 15, 2011. As of December 31, 2009 and December 31, 2008, there was accrued interest in the amount of $11,683 and $7,580, respectively.

The Company and TGE, its affiliate and former parent, entered into an administrative services/rental agreement with TGE on January 1, 2009. Under such agreement, TGE performs certain administrative duties for Aurios and provides it office space as required at $1,500 per month. Aurios has no employees and contracts with TGE for all services. Paul Attaway controls TGE as its principal shareholder, and an officer and director.  This agreement was terminated on February 25, 2010 as a result of the sale of substantially all of TGE’s assets to AVT.

During 2009 and 2008, the Company paid $60,997 and $29,291, respectively, in fees to Quarles & Brady LLP, in which Mr. Hoffmann, a principal shareholder of the Company, is a partner. The principal shareholder also performed or supervised a majority of the legal services performed for the Company.

On March 26, 2010, TGE, the Company’s affiliate and former parent, assigned the Company its federally registered trademark “Aurios” in consideration for a payment of $100.

On March 25, 2010, Paul Attaway, an officer and director of the Company, purchased 48,000 shares of common stock for $0.25 per share for a total of $12,000 in the Company's private placement of common stock.

On March 26, 2010 and March 29, 2010, Ira J. Gaines and Christian J. Hoffmann, III, respectively, both of whom are principal shareholders of the Company, each purchased 40,000 shares of common stock for $0.25 per share for a total of $10,000 in the Company's private placement of common stock.

Director Independence

Paul Attaway and Timothy Louis are the sole directors of the Company.  Mr. Attaway is not considered “independent” in accordance with rule 5605(a)(2) of the NASDAQ Marketplace Rules. We are currently traded on the OTC Bulletin Board, which does not require that a majority of the board be independent.  If we ever become an issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

ITEM 14.  Principal Accounting Fees and Services.

The following table is a summary of the fees billed to us by Semple, Marchal & Cooper, LLP for professional services for the fiscal years ended December 31, 2009 and December 31, 2008:

Fee Category:	Fiscal 2009 Fees	Fiscal 2008 Fees
Audit Fees	$40,224	$44,199
Audit-Related Fees	0	0
Tax Fees	520	0
All Other Fees	0	0
Total Fees	$40,744	$44,199

Audit Fees. Such amount consists of fees billed for professional services rendered in connection with the audit of our annual financial statements and review of the interim financial statements included in our quarterly reports.  It also includes services that are normally provided by our independent registered public accounting firms in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees. Tax fees consist of fees billed for professional services related to tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

All Other Fees. Consists of fees for products and services other than the services reported above. In fiscal 2009 and 2008, there were no fees related to this category.

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee, therefore, no policies or procedures other than those required by SEC rules on auditor independence, have been implemented.  All of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

The audit report of Semple, Marchal & Cooper, LLP on the financial statements of the Company for the year ended December 31, 2009 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the report contained an explanatory paragraph regarding the Company as a going concern. The audit report for the year ended December 31, 2008 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the report contained an explanatory paragraph regarding the Company as a going concern.

During our fiscal years ended December 31, 2009 and 2008, there were no disagreements with Semple, Marchal & Cooper, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to Semple, Marchal & Cooper, LLP’s satisfaction would have caused it to make reference to the subject matter of such disagreements in connection with its reports on the financial statements for such periods.

During our fiscal years ended December 31, 2009 and 2008, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
3.1	Articles of Incorporation of the Company, dated August 9, 2001.	Exhibit 3.1 of the Company’s Form S-1, filed May 8, 2009, No. 333-150881 (the “S-1”).
3.2	Amendment to the Articles of Incorporation of the Company, dated September 28, 2007.	Exhibit 3.2 of the S-1.

3.3	Amendment to the Articles of Incorporation of the Company, dated October 10, 2007.	Exhibit 3.3 of the S-1.

3.4	By-laws of the Company.	Exhibit 3.4 of the S-1.

3.5	Amended and Restated By-laws of the Company.		X

4.1	Form of Common Stock Certificate.	Exhibit 4.1 of the S-1.

4.2	Form of Series A Convertible Preferred Stock Certificate.	Exhibit 4.2 of the S-1.

5.1	Opinion of Quarles & Brady LLP as to the legality of securities being registered (includes consent).	Exhibit 5.1 of the S-1.

10.1	2007 Stock Option and Restricted Stock Plan.	Exhibit 10.1 of the S-1.

10.2	Form of Stock Option Agreement (ISO and Non-Qualified) 2007 Stock Option Plan.	Exhibit 10.2 of the S-1.

10.3	License Agreement with True Gravity Enterprises, Inc., dated July 2, 2007.	Exhibit 10.3 of the S-1.

10.4	Management and Rental Agreement between True Gravity Enterprises, Inc. and the Company dated January 1, 2007.	Exhibit 10.4 of the S-1.

10.5	Promissory Note between the Company and True Gravity Enterprises, Inc., dated January 1, 2007, in the principal amount of $44,121.35.	Exhibit 10.5 of the S-1.

10.6	Stock Purchase Agreement between True Gravity Enterprises, Inc. and Paul Attaway, dated December 31, 2007.	Exhibit 10.6 of the S-1.

10.7	Form of Subscription Agreement related to 2007 private placement of preferred shares.	Exhibit 10.7 of the S-1.

10.8	Management and Rental Agreement between True Gravity Enterprises, Inc. and the Company dated January 1, 2009.	Exhibit 10.8 of the S-1.

10.9	License Agreement with Advanced Vibration Technologies Inc.		X

10.10	Management and Rental Agreement between Advanced Vibration Technologies Inc. and the Company dated February 25, 2010		X

14.1	Code of Ethics and Conduct.		X

23.1	Consent of Semple, Marchal & Cooper LLP.		X

23.2	Consent of Quarles & Brady LLP (Included in 5.1 above).	Exhibit 5.1 of the S-1.

31.1	Certification of Paul Attaway, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2	Certification of Paul Attaway, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

99.1	Audited Financial Statements of Aurios Inc. as of and for the years ended December 31, 2009 and 2008.		X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March, 2010.

Aurios Inc.

Date:	March 31, 2010

	By:	/s/ Paul Attaway
Paul Attaway
	Title:	President, Chief Executive Officer, Chief
Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Paul Attaway	March 31, 2010
Paul Attaway, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

/s/ Timothy Louis
Timothy Louis, Secretary, Treasurer and Director	March 31, 2010