Form 10-Q
period 2010-03-31
Aurios Inc.
filed 2010-05-17
CIK 1434768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 14, 2010
Common Stock, no par value	3,678,000

FORM 10-Q
AURIOS INC.
March 31, 2010
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited condensed financial statements included in this Form 10-Q for the three months ended March 31, 2010 are as follows:

Condensed Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009

Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2010 and 2009

Condensed Statements of Stockholders’ Equity (Deficit) (Unaudited) for the three months ended March 31, 2010

Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 2010 and 2009

Notes to Condensed Financial Statements

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

AURIOS INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$17,557	$6,676
Accounts receivable, net	-	2,932
Inventory	18,113	19,469
Total Assets	$35,670	$29,077

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)
Current Liabilities:
Accounts payable	$60,454	$62,396
Due to related party	510	1,792

Total Current Liabilities	60,964	64,188

Long-Term Liabilities
Accrued interest	12,668	11,683
Note payable - related party	44,121	44,121
Total Liabilities	117,753	119,992

Stockholders' Equity / (Deficit):
Convertible preferred stock - no par value; 10,000,000 shares authorized, 0 and 460,000 shares issued and outstanding
at March 31, 2010 and December 31, 2009, respectively	-	115,000
Common stock - no par value; 90,000,000 shares authorized,
3,678,000 and 2,400,000 shares issued and outstanding
at March 31, 2009 and December 31, 2009, respectively	197,795	50,795
Accumulated deficit	(279,878)	(256,710)

Total Stockholders' Equity/(Deficit)	(82,083)	(90,915)

Total Liabilities and Stockholders' Equity / (Deficit)	$35,670	$29,077

The Accompanying Notes are an Integral
Part of the Condensed Financial Statements

AURIOS INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Sales	$5,120	$5,067

Cost of Sales	2,956	2,973

Gross Profit	2,164	2,094

General and Administrative Expenses	24,347	28,699

Loss from Operations	(22,183)	(26,605)

Interest Expense	985	985
	985	985

Net Loss (Unaudited)	$(23,168)	$(27,590)

Loss per share - basic and diluted	$(0.01)	$(0.03)

Weighted average shares outstanding - basic and diluted	2,712,400	896,000

The Accompanying Notes are an Integral
Part of the Condensed Financial Statements

AURIOS INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
For the three months ended March 31, 2010
(Unaudited)

						Total
			Convertible			Stockholders'
	Common Stock		Preferred Stock		Accumulated	Equity
	Shares	Amount	Shares	Amount	Deficit	(Deficit)

Balance at December 31, 2009	2,400,000	$50,795	460,000	$115,000	$(256,710)	$(90,915)

Preferred stock conversion to common stock	1,150,000	115,000	(460,000)	(115,000)	-	-

Common stock issued for cash	128,000	32,000	-	-	-	32,000

Net loss for the three months ended March 31, 2010 (Unaudited)					(23,168)	(23,168)

Balance at March 31, 2010 (Unaudited)	3,678,000	$197,795	-	$-	$(279,878)	$(82,083)

The Accompanying Notes are an Integral
Part of the Condensed Financial Statements

AURIOS INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities:
Net Loss	$(23,168)	$(27,590)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in Assets and Liabilities:
Accounts receivable	2,932	850
Inventory	1,356	2,324
Accounts payable	(1,942)	(696)
Accrued interest-related party	985	985
Due to related party	(1,282)	(300)

Net cash used by operating activities	(21,119)	(24,427)

Cash flows from financing activities:
Proceeds from issuance of common stock	32,000	-
Net cash provided by financing activities	32,000	-

Net change in cash and cash equivalents	10,881	(24,427)

Cash and cash equivalents at beginning of period	6,676	43,321

Cash and cash equivalents at end of period	$17,557	$18,894

Supplemental Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The Accompanying Notes are an Integral
Part of the Condensed Financial Statements

AURIOS INC.
NOTES TO FINANCIAL STATEMENTS

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates

Presentation of Interim Information

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our December 31, 2009 Annual Report filed on Form 10K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures made are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to fairly present our financial position at March 31, 2010 and the results of our operations and cash flows for the periods presented. The December 31, 2009 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

Nature of Corporation

Aurios Inc. (the “Company” or “we”) is a corporation which was duly formed and organized under the laws of the State of Arizona on August 7, 2001.  Its principal business activity is the production, marketing and distribution of vibration isolation products to the high-end audio and video market.  The Company’s sales occur throughout the United States and in certain foreign countries.  The Company is a former wholly-owned subsidiary of True Gravity Enterprises Inc. (“TGE”). On December 31, 2007, the principal shareholder, who is also a director and officer of the Company, purchased all of the stock owned by TGE. On February 25, 2010, TGE sold substantially all of its assets to Advanced Vibration Technologies Inc., an Arizona corporation (“AVT”).  Pursuant to a Management and Rental Agreement between AVT and the Company that expires on July 31, 2010, the Company pays AVT $1,500 per month for rent and certain management services.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the three months ended March 31, 2010 and 2009 were $0 and $3,700, respectively.

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

AURIOS INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Accounts Receivable

The Company provides for potentially uncollectible accounts receivable by use of the allowance method.  The allowance is provided based upon a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable.  As of March 31, 2010 and December 31, 2009 there was no provision for uncollectible trade accounts receivable.  The Company does not accrue interest charges on delinquent accounts receivable.  The accounts are generally unsecured.

Inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market value. We regularly assess inventory quantities on hand and record provisions for excess and obsolete inventory based primarily on our estimated forecast of product demand. Inventory consists primarily of components used in assembling vibration control bearings.

Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the State of Arizona. The Company is subject to federal, state and local income tax examinations by tax authorities for approximately the past three years, or in some instances longer periods.

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

New Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). This ASU codified consolidation guidance previously issued in June 2009 which applies to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities. This standard is effective for fiscal years beginning after November 15, 2009. Our adoption of ASU 2009-17 on January 1, 2010, did not have an impact on our financial statements.

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfers of Financial Assets (“ASU 2009-16”). This ASU codified guidance previously issued in June 2009 which amends existing derecognition guidance, eliminates the exemption from consolidation for qualifying special-purpose entities, and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. This standard is effective for fiscal years beginning after November 15, 2009, and applies to financial asset transfers occurring on or after the effective date. Our adoption of ASU 2009-16 on January 1, 2010, did not have an impact on our financial statements.

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

As of March 31, 2009, there were 460,000 shares of Series A Convertible Preferred Stock convertible into 1,150,000 common shares. These shares were not included in the determination of diluted earnings per share as their effect was anti-dilutive. Holders of shares of Series A Convertible Preferred Stock are entitled to receive dividends as declared from time to time by the board of directors. Since their issuance, no dividends have been declared on the Series A Convertible Preferred Stock. On March 9, 2010, the 460,000 shares of Series A Convertible Preferred Stock were converted into 1,150,000 common shares.  There were no potentially dilutive securities outstanding as of March 31, 2010.

On August 31, 2009, the Company approved a 2.5 for 1 stock split of its outstanding common stock, resulting in 2,240,000 shares of Common Stock outstanding, which has been reflected retroactively for all periods presented.

Note 2
Related Party Transactions

The Company had a balance due to a related party, TGE, in the amount of $0 and $1,500 at March 31, 2010 and December  31, 2009, respectively. These are considered short term in nature and non-interest bearing.

The Company had a note payable to a related party, TGE, in the amount of $44,121 as of March 31, 2010 and December 31, 2009, bearing interest at a rate of 8.25%. All outstanding principal and interest are due and payable on December 15, 2011. As of March 31, 2010 and December 31, 2009, there was accrued interest in the amount of $12,668 and $11,683, respectively.

In July 2007 the Company entered into a non-exclusive License Agreement with a related party, TGE, giving the Company rights in various patents, pending applications for patents and trademarks in various countries of the world, including the United States. The Company pays the related party five percent (5.0%) of worldwide net sales of the licensed products. In October 2007, the License Agreement was amended to provide that the royalty would begin to accrue on January 1, 2008. This agreement was terminated on February 25, 2010 as a result of the sale of substantially all of TGE’s assets to AVT.  As of March 31, 2010 and December 31, 2009, the accrued royalty the Company owed to TGE was $510 and $292, respectively. The Company now pays royalties to AVT under a new agreement with AVT.

TGE shares common management with the Company and both the Company and TGE have the same majority owner.

During the three months ended March 31, 2010 and 2009, the Company paid $4,687 and $485, respectively, in legal services to a firm in which a principal stockholder of Aurios is a partner. He also performed or supervised the legal services rendered by his law firm.

On February 25, 2010, TGE, the Company’s affiliate and former parent, sold substantially all of its assets to AVT.

The Company and TGE, its affiliate and former parent, entered into an administrative services/rental agreement on January 1, 2009. Under such agreement, TGE performed certain administrative duties for Aurios and provided it office space as required at $1,500 per month. Aurios has no employees and had contracted with TGE for all services. Paul Attaway controls TGE as its principal shareholder, and an officer and director.  This agreement was terminated on February 25, 2010 as a result of the sale of substantially all of TGE’s assets to AVT.  As of February 25, 2010, AVT provides administrative support and personnel to the Company at $1,500 per month under an administration services/rental agreement that expires on July 31, 2010. During the first quarter ended March 31, 2010, the Company paid a fee of $3,000 to TGE to compensate it for administrative expenses and the use of TGE’s facilities from January 1, 2010 to February 25, 2010.

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

AURIOS INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 3
Concentration of Credit Risk

The Company maintains cash accounts at a financial institution. Deposits not to exceed $250,000 are insured by the Federal Deposit Insurance Corporation. At March 31, 2010 and December 31, 2009, the Company had no uninsured cash and cash equivalents.

For the three months ended March 31, 2010 and 2009, the Company had 92% and 91% of sales to two customers, respectively. As of March 31, 2010 and December 31, 2009 receivables from these customers were $0 and $2,931, respectively.

Note 4
Stockholders Equity

On March 9, 2010, 460,000 shares of Series A Convertible Preferred Stock were converted into 1,150,000 common shares.

Common Stock:

On September 27, 2007, the Company amended its Articles of Incorporation to authorize the Company to issue up to 90,000,000 shares of no par value Common Stock.

On August 31, 2009, the Company approved a 2.5 for 1 stock split, which resulted in 2,240,000 shares of Common Stock outstanding, which has been reflected retroactively for all periods presented.

Additionally, on August 31, 2009, the Company commenced a private placement of a minimum of 80,000 shares and a maximum of 400,000 shares of its Common Stock to accredited investors at a price of $0.25 per share. As of March 31, 2010, the Company had sold 288,000 shares, for gross proceeds of $72,000, under the private placement.

Stock Options:

The Company, under its 2007 Stock Option Plan, is authorized to grant options for up to 250,000 shares of common stock, no par value. Options may be granted as incentive stock options or nonqualified stock options. Incentive stock options shall not be granted at less than one hundred percent (100%) of the fair market value of the common stock on the date of the grant, and have exercise terms of up to ten years with vesting periods determined at the discretion of the Company’s board of directors. As of March 31, 2010 no stock options have been granted.

AURIOS INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 5
Income Taxes

The provisions for income tax expense consist of the following:
	March 31,
	2010	2009
Deferred:
Income tax benefit at statutory rates	$9,000	$10,800
Valuation allowance of net operating loss	(9,000)	(10,800)
	$-	$-

The Company’s deferred tax asset consists of the following:

	March 31,
	2010	2009
Deferred tax asset:
Net operating loss carryforward	$96,800	47,600
Less: Valuation allowance	(96,800)	(47,600)
Net deferred tax asset	$-	$-

During the year ended December 31, 2006 and through June 30, 2007, the net operating loss carryforward was consolidated by TGE pursuant to a tax sharing agreement. No intercompany receivable was recorded due to the uncertainty of the utilization of the net operating loss carryforward by TGE.

The loss carryforwards, unless utilized, will expire at various times from 2027 through 2030.

Note 6
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

Currently the Company has no extensive expansion plans that would require significant infusions of capital into its operations.

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

Factors that could cause or contribute to our actual results to differ materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our history of declining operating results; (ii) our auditors have expressed a going concern opinion; (iii) our ability to raise additional working capital that we may require and, if available, that such working capital will be on terms acceptable to us; (iv) our ability to implement our business plan; (v) uncertainties regarding our ability to increase revenues and penetrate our market; (vi) economic and general risks relating to business; (vii) our ability to manage our costs of production; (viii) our ability to protect our intellectual property through patents and other intellectual property protection; (ix) our dependence on key personnel; (x) increased competition or our failure to compete successfully; (xi) our ability to keep pace with technological advancements in our industry; (xii) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404; (xiii) our nonpayment of dividends and lack of plans to pay dividends in the future; (xiv) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock lower our value and make it more difficult for us to raise capital; (xv) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xvi) the price of our stock is likely to be highly volatile because of several factors, including a relatively limited public float; and (xvii) indemnification of our officers and directors.

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

Overview

We produce, market and distribute vibration isolation products to the high-end audio and video markets in the United States and in certain foreign countries. Our products include three bearings: the Aurios Classic Media Isolation Bearing (the “Classic MIB”), the Aurios Pro Max Media Isolation Bearing (the “Pro Max MIB”), and the Aurios Isotone Media Isolation Bearing (the “Isotone MIB”); the Series 100 Component Shelf, a shelf product; and Pivot Points, a spike mount product. We sell the last of the foregoing bearings products to one distributor and it is a variation of the Classic MIB. The manner in which the bearings alter body wave transmissions is a function of material selection, surface harness and material volume, to name just a few of the parameters that will impact how the sound is reproduced.

The Pro Max MIB replaces the Aurios Pro bearing, and is engineered to offer the same performance at an attractive wholesale price of between $250 and $349 for a package of three. The size of the Pro Max MIB is approximately one inch high and two and one-half inches in diameter. The Pro Max MIB:

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

For the Three Months Ended March 31, 2010 and 2009

Results From Operations

Revenues

Since our inception, our activities have focused on product and market development with a nominal level of operations. Revenues for the three months ended March 31, 2010 and March 31, 2009 were $5,120 and $5,067, respectively. Sales for the periods remained relatively flat and are the result of the current economic recession.

Most of our sales are made through audio equipment distributors, with the balance being direct retail sales. For the period ending March 31, 2010, 69% and 23% of sales were made through distributors, Bernard Knoop and Music Direct, respectively. For the period ending March 31, 2009, 68% and 23% of sales were made through distributors, ECS, Ltd. and Galen Carol, respectively.  No other customer accounted for more than 10% of sales in either period.

Cost of Sales

The cost of sales on units sold for the three months ended March 31, 2010 totaled $2,956 (57.7% of revenues) on the products, as compared to $2,973 (58.7% of revenues) for the three months ended March 31, 2009. The cost of sales for the three months ended March 31, 2010 was slightly lower than for the same period in 2009 due to changes in the product mix sold.

Gross Margin

Gross margin for the three months ended March 31, 2010 was $2,164 (42.3% of revenues) compared to $2,094 (41.3% of revenues) for the three months ended March 31, 2009 due to changes in the product mix sold.

General and Administrative Expenses

All general and administrative expenses, as well as research and development expenses, are incurred through a contractual relationship with TGE that expired on February 25, 2010 and with Advanced Vibrations Technologies Inc. that commenced on February 25, 2010 and expires on July 31, 2010, pursuant to which they perform these services under administrative services agreements with us. These expenses were $4,500 in the three months ended March 31, 2010 and 2009. In the three months ended March 31, 2010, we had additional expenses consisting of legal expenses of $4,687 and accounting expenses of $14,749 related to being publicly held. In the three months ended March 31, 2009, we had additional expenses consisting of legal expenses of $485 and accounting expenses of $12,266 related to preparing us to become publicly held.

Interest Expense. Interest expense was $985 for both the three months ended March 31, 2010 and 2009.

Income Tax Provision

The Company had a potential tax provision benefit of approximately $9,000 and $10,800 for the three months ended March 31, 2010 and 2009, respectively, arising from losses generated during the aforementioned periods. The Company has fully reserved against these benefits due to the uncertainty of their realization.

Net Loss

For the reasons listed above, for the three months ended March 31, 2010 and 2009, we recorded net loss of $23,168 and $27,590, respectively, a decrease of our net loss of $4,422.

Basic and Diluted Loss per Share

The basic and diluted loss per share were <$0.01> and <$0.03> for the three months ended March 31, 2010 and 2009, respectively, for the reasons previously noted.

Liquidity and Capital Resources

Our auditors have rendered a going concern opinion. Because our revenues and cash flow have not increased enough to provide sufficient working capital, we needed to raise capital through the sale of our equity securities.  We provided for our cash requirements in the first quarter of 2010 with the capital we raised from August 2009 to March 2010 through the sale of Common Stock in a private placement, yielding $72,000 in gross proceeds.

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

We do not anticipate that we will have any large capital requirements over the next twelve months. In addition, we have relationships with third parties who will manufacture small quantities of our products quickly and charge us the same lower prices as we would be charged for larger orders, particularly in the current economic environment. Accordingly, we believe we can continue to place smaller orders with a number of such manufacturers at favorable prices and will not have to allocate our working capital to increase our surplus inventory.  We work with five manufacturers.

As of March 31, 2010, we had a working capital deficit of ($25,294) and long-term debt of $44,121.

Capital Commitments

We had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2010 and March 31, 2009.

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

Recent Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). This ASU codified consolidation guidance previously issued in June 2009 which applies to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities. This standard is effective for fiscal years beginning after November 15, 2009. Our adoption of ASU 2009-17 on January 1, 2010, did not have an impact on our financial statements.

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfers of Financial Assets (“ASU 2009-16”). This ASU codified guidance previously issued in June 2009 which amends existing derecognition guidance, eliminates the exemption from consolidation for qualifying special-purpose entities, and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. This standard is effective for fiscal years beginning after November 15, 2009, and applies to financial asset transfers occurring on or after the effective date. Our adoption of ASU 2009-16 on January 1, 2010, did not have an impact on our financial statements.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010.  This evaluation was carried out under the supervision and with the participation of our President, Chief Executive Officer and Chief Financial Officer, Paul Attaway.  Based upon that evaluation, he has concluded that, as of March 31, 2010, our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

On August 31, 2009, we commenced a private placement of shares of our common stock to “accredited investors,” as such term is defined in Regulation D promulgated under the Securities Act of 1933, as amended (“Securities Act”), at a price of $0.25 per share.  During the first quarter ended March 31, 2010, the Company has sold 128,000 shares, for gross proceeds of $32,000, under the private placement. Our officers and directors sold the common stock and we did not pay any commissions to them in connection with such sales. The shares were issued in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act.

Item 3.           Defaults upon Senior Securities.

None.

Item 4.           (Removed and Reserved.)

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

Aurios Inc.

Date:	May 17, 2010

	By:	/s/ Paul Attaway
Paul Attaway
	Title:	President, Chief Executive Officer, Chief Financial Officer and Director