Form 10-Q
period 2010-06-30
Aurios Inc.
filed 2010-08-16
CIK 1434768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐      Yes           ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 11, 2010
Common Stock, no par value	3,678,000

	FORM 10-Q AURIOS INC. JUNE 30, 2010 TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements.

	Condensed Balance Sheets—As of June 30, 2010 (Unaudited) and December 31, 2009	1

	Condensed Statements of Operations (Unaudited)—for the three and six months ended June 30, 2010 and 2009	2

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2009 and the six months ended June 30, 2010 (Unaudited)	3

	Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2010 and 2009	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	14

Item 4.	Controls and Procedures.	14

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	15

Item 1A.	Risk Factors.	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	15

Item 3.	Defaults Upon Senior Securities.	15

Item 4.	(Removed and Reserved).	15

Item 5.	Other Information.	15

Item 6.	Exhibits.	15

Signatures

Exhibits

Certifications

AURIOS INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2010	2009

ASSETS
Current Assets:
Cash	$18,890	$6,676
Accounts receivable, net	3,735	2,932
Inventory	4,530	19,469
Total Assets	$27,155	$29,077

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)
Current Liabilities:
Accounts payable	$65,221	$62,396
Due to related party	731	1,792
Total Current Liabilities	65,952	64,188
Long-Term Liabilities
Accrued interest	13,653	11,683
Note payable - related party	44,121	44,121
Total Liabilities	123,726	119,992
Stockholders' Equity / (Deficit):
Convertible preferred stock - no par value; 10,000,000 shares aurthorized, 0 and 460,000 shares issued and outstanding
at June 30, 2010 and December 31, 2009, respectively	-	115,000
Common stock - no par value; 90,000,000 shares authorized,
3,678,000 and 2,400,000 shares issued and outstanding
at June 30, 2010 and December 31, 2009, respectively	197,795	50,795
Accumulated deficit	(294,366)	(256,710)
Total Stockholders' Equity/(Deficit)	(96,571)	(90,915)
Total Liabilities and Stockholders' Equity / (Deficit)	$27,155	$29,077

The Accompanying Notes are an Integral
Part of the Condensed Financial Statements

AURIOS INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Sales	$4,503	$12,539	$9,623	$17,606

Cost of Sales	2,730	7,188	5,686	10,161

Gross Profit	1,773	5,351	3,937	7,445

General and Administrative Expenses	15,276	49,172	39,623	77,871

Loss from Operations	(13,503)	(43,821)	(35,686)	(70,426)

Interest Expense	985	1,148	1,970	2,133
	985	1,148	1,970	2,133

Net Loss (Unaudited)	$(14,488)	$(44,969)	$(37,656)	$(72,559)

Loss per share - basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.03)

Weighted average shares outstanding	3,678,000	2,240,000	3,197,867	2,240,000

The Accompanying Notes are an Integral
Part of the Condensed Financial Statements

AURIOS INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
For the year ended December 31, 2009, and the six months ended June 30, 2010
 (Unaudited)

						Total
						Stockholders'
	Common Stock		Preferred Stock		Accumulated	Equity
	Shares	Amount	Shares	Amount	Deficit	(Deficit)

Balance at December 31, 2008	2,240,000	$10,795	460,000	$115,000	$(125,085)	$710

Proceeds from issuance of common stock	160,000	40,000	-	-	-	40,000

Net loss for the year ended
December 31, 2009					(131,625)	(131,625)

Balance at December 31, 2009	2,400,000	50,795	460,000	115,000	(256,710)	(90,915)

Preferred stock conversion to common stock	1,150,000	115,000	(460,000)	(115,000)	-	-

Common stock issued	128,000	32,000	-	-	-	32,000

Net loss for the six months ended
June 30, 2010 (Unaudited)					(37,656)	(37,656)

Balance at June 30, 2010 (Unaudited)	3,678,000	$197,795	-	$-	$(294,366)	$(96,571)

The Accompanying Notes are an Integral
Part of the Condensed Financial Statements

AURIOS INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net Loss	$(37,656)	$(72,559)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in Assets and Liabilities:
Accounts receivable	(803)	3,114
Inventory	14,939	2,609
Accounts payable	2,825	35,543
Accrued interest-related party	1,970	2,133
Due to related party	(1,061)	522

Net cash used by operating activities	(19,786)	(28,638)

Cash flows from financing activities:
Proceeds from issuance of common stock	32,000	-
Net cash provided by financing activities	32,000	-

Net change in cash and cash equivalents	12,214	(28,638)

Cash and cash equivalents at beginning of period	6,676	43,321

Cash and cash equivalents at end of period	$18,890	$14,683

Supplemental Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The Accompanying Notes are an Integral
Part of the Condensed Financial Statements

AURIOS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates

Presentation of Interim Information

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our December 31, 2009 Annual Report filed on Form 10K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures made are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to fairly present our financial position at June 30, 2010 and the results of our operations and cash flows for the periods presented. The December 31, 2009 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Nature of Corporation

Aurios Inc. (the “Company” or “we”) is a corporation which was formed under the laws of the State of Arizona on August 7, 2001.  Its principal business activity is the marketing of vibration and motion control technology to the audio/video markets.  The Company’s sales occur throughout the United States.  The Company is a former wholly-owned subsidiary of True Gravity Enterprises Inc. (“TGE”). On December 31, 2007, the principal shareholder, who is also a director and officer of the Company, purchased all of the stock owned by TGE. Through June 30, 2007, TGE paid all Company expenses including payroll and vendors.  It charged the Company $1,500 per month as a rent and management fee.  Beginning June 30, 2007, the Company began paying its vendors, but continued to contract with TGE for rent and for certain services performed by TGE.   On February 25, 2010, TGE sold substantially all of its assets to Advanced Vibration Technologies Inc., an Arizona corporation (“AVT”). Pursuant to a Management and Rental Agreement between AVT and the Company, the Company pays AVT $1,500 per month for rent and certain management services. The aforementioned agreement expires July 31, 2010.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company derives its revenues primarily from the sale of vibration and motion control devices through sales from the Company’s website and its distributors. Revenues are recognized at the time the sale is completed and shipped. Once shipped, title to the products, as well as the risks and rewards of ownership, passes to the customers.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the six months ended June 30, 2010 and 2009 were $0 and $3,700, respectively.

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be highly liquid investments purchased with an initial maturity of three (3) months or less.

AURIOS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Accounts Receivable

The Company provides for potentially uncollectible accounts receivable by use of the allowance method.  The allowance is provided based upon a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable.  As of June 30, 2010 and December 31, 2009 there was no provision for uncollectible trade accounts receivable.  The Company does not accrue interest charges on delinquent accounts receivable.  The accounts are generally unsecured.

Inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market value. We regularly assess inventory quantities on hand and record provisions for excess and obsolete inventory based primarily on our estimated forecast of product demand. Inventory consists primarily of finished vibration control assemblies.

Income Taxes

The Company adopted the provisions of ASC 740-10 (formerly FASB interpretation No. 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007, with no material impact on the accompanying financial statements.

The Company files income tax returns in the U.S. federal jurisdiction and the State of Arizona. The Company has been subject to federal, state and local income tax examinations by tax authorities for approximately the past three years, or in some instances longer periods.

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

New Accounting Pronouncements

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company’s financial statements.

Earnings Per Share

Current Accounting Standards provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

As of June 30, 2009, there were 460,000 shares of Series A Convertible Preferred Stock convertible into 1,150,000 common shares. These shares were not included in the determination of diluted earnings per share as their effect was anti-dilutive. Holders of shares of Series A Convertible Preferred Stock are entitled to receive dividends as declared from time to time by the board of directors. Since their issuance, no dividends have been declared on the Series A Convertible Preferred Stock. On March 9, 2010, the 460,000 shares of Series A Convertible Preferred Stock were converted into 1,150,000 common shares.  There were no potentially dilutive securities outstanding as of June 30, 2010.

On August 31, 2009, the Company approved a 2.5 for 1 stock split of its outstanding common stock, which resulted in 2,240,000 shares of Common Stock outstanding, which has been reflected retroactively for all periods presented.

AURIOS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Note 2
Related Party Transactions

The Company had a balance due to a related party, TGE, in the amount of $0 and $1,500 at June 30, 2010 and December 31, 2009, respectively, for management fees. These are considered short term in nature and non-interest bearing.

The Company had a note payable to a related party, TGE, in the amount of $44,121 as of June 30, 2010 and December 31, 2009, bearing interest at a rate of 8.25%. All outstanding principal and interest is due and payable on December 15, 2011. As of June 30, 2010 and December 31, 2009, there was accrued interest in the amount of $13,653 and $11,683, respectively.

In July 2007, the Company entered into a non-exclusive License Agreement with a related party, TGE, giving the Company rights in various patents, pending applications for patents and trademarks in various countries of the world, including the United States. The Company pays the related party five percent (5.0%) of worldwide net sales of the licensed products. In October 2007, the License Agreement was amended to provide that the royalty would begin to accrue on January 1, 2008. This agreement was terminated on February 25, 2010 as a result of the sale of substantially all of TGE’s assets to AVT.  As of June 30, 2010 and December 31, 2009, the accrued royalty the Company owed to TGE was $731 and $292, respectively. The Company now pays royalties to AVT under a new agreement with AVT.

TGE shares common management with the Company and both the Company and TGE have the same majority owner.

During the six months ended June 30, 2010 and 2009, the Company paid $5,321 and $22,913, respectively, for legal services to a firm in which Christian J. Hoffmann III, a principal stockholder of Aurios, is a partner. He also performed or supervised the legal services rendered by his law firm. In addition, the Company owes such firm $25,996 as of June 30, 2010 for legal services.

On February 25, 2010, TGE sold substantially all of its assets to Advanced Vibration Technologies Inc., an Arizona corporation.

The Company and TGE, its affiliate and former parent, entered into an administrative services/rental agreement on January 1, 2009. Under such agreement, TGE performed certain administrative duties for Aurios and provided it office space as required at $1,500 per month. Aurios has no employees and had contracted with TGE for all services. Paul Attaway controls TGE as its principal shareholder and an officer and director.  This agreement was terminated on February 25, 2010 as a result of the sale of substantially all of TGE’s assets to AVT.  As of February 25, 2010, AVT provides administrative support and personnel to the Company at $1,500 per month under a Management and Rental Agreement that expires on July 31, 2010. During the six months ended June 30, 2010, the Company paid a fee of $9,000 to TGE to compensate it for administrative expenses and the use of TGE’s facilities.On March 26, 2010, TGE, the Company’s affiliate and former parent, assigned the Company its federally registered trademark “Aurios” in consideration for a payment of $100.

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

AURIOS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Note 3
Concentration of Credit Risk

The Company maintains cash accounts at a financial institution. Deposits not to exceed $250,000 are insured by the Federal Deposit Insurance Corporation. At June 30, 2010 and December 31, 2009, the Company had no uninsured cash and cash equivalents.

For the six months ended June 30, 2010 and 2009, the Company had 88% of its sales to two customers. As of June 30, 2010 and December 31, 2009 receivables from these customers were $3,735 and $2,931, respectively.

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

Additionally, on August 31, 2009, the Company commenced a private placement of a minimum of 80,000 shares and a maximum of 400,000 shares of its Common Stock to accredited investors at a price of $0.25 per share. As of June 30, 2010,  the private placement was closed and the Company had sold 288,000 shares, for gross proceeds of $72,000.

Stock Options:

The Company, under its 2007 Stock Option Plan, is authorized to grant options for up to 250,000 shares of common stock, no par value. Options may be granted as incentive stock options or nonqualified stock options. Incentive stock options shall not be granted at less than one hundred percent (100%) of the fair market value of the common stock on the date of the grant, and have exercise terms of up to ten years with vesting periods determined at the discretion of the Company’s board of directors. As of June 30, 2010 no stock options have been granted.

AURIOS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Note 5
Income Taxes

The provisions for income tax expense consist of the following:

	June 30,
Deferred:	2010	2009
Income tax benefit at statutory rates	$14,700	$28,000
Valuation allowance of net operating loss	(14,700)	(28,000)
	$-	$-

The Company’s deferred tax asset consists of the following:

	June 30,
	2010	2009
Deferred tax asset:
Net operating loss carryforward	$102,400	64,800
Less: Valuation allowance	(102,400)	(64,800)
Net deferred tax asset	$-	$-

During the year ended December 31, 2006 and through June 30, 2007, the net operating loss carryforward was consolidated by TGE pursuant to a tax sharing agreement. No intercompany receivable was recorded due to the uncertainty of the utilization of the net operating loss carryforward by TGE.

The loss carryforwards, unless utilized, will expire from 2027 through 2030.

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

Overview

We produce, market and distribute vibration isolation products to the high-end audio and video markets in the United States and in certain foreign countries. Our products include three bearings: the Aurios Classic Media Isolation Bearing (the “Classic MIB”), the Aurios Pro Max Media Isolation Bearing (the “Pro Max MIB”), and the Aurios Isotone Media Isolation Bearing (the “Isotone MIB”); the Series 100 Component Shelf, a shelf product; and Pivot Points, a spike mount product. We sell the last of the foregoing bearings products to one distributor and it is a variation of the Classic MIB. The manner in which the bearings alter body wave transmissions is a function of material selection, surface hardness and material volume, to name just a few of the parameters that will impact how the sound is reproduced.

The Pro Max MIB replaces the Aurios Pro bearing, and is engineered to offer the same performance at a wholesale price between $250 and $349 for a package of three. The size of the Pro Max MIB is approximately one inch high and two and one-half inches in diameter. The Pro Max MIB:
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

The Classic MIB lacks the girth of the Pro Max MIB bearing. This slimmed down model is the most popular bearing in the Aurios product line. These bearings are also placed under amps, preamps, CD/DVD players, turntables, speakers and power conditioners. The price of the Classic MIB is from $99 to $199 on a wholesale basis for a box of three. The size of the Classic MIB is approximately one inch high and one and one-half inches in diameter.

We also offer a shelf product, the Series 100 Component Shelf, that incorporates our bearings products and a spike mount that is used to support equipment and reduce the effects of vibrations. The shelf product incorporates four bearings, is placed on the floor and a speaker is placed on the shelf. The Series 100 Component Shelf provides the same level of isolation as our bearings products.  Our spike mounts, named the Pivot Points, are used to support equipment and reduce the effects of vibrations. The Pivot Points product is not as effective as our Media Isolation Bearing products, but it can be sold at a much lower price.

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

For the Three Months Ended June 30, 2010 and 2009

Results From Operations

Revenues

Since our inception, our activities have focused on product and market development with a nominal level of operations. Revenues for the three months ended June 30, 2010 and June 30, 2009 were $4,503 and $12,539, respectively. Sales for the periods remained relatively flat and are the result of the current poor economic conditions.

Most of our sales are made through audio equipment distributors, with the balance being direct retail sales. For the three months ended June 30, 2010, 83% and 13% of sales were made through distributors, Music Direct and RAM Technology, respectively. For the three months ended June 30, 2009, 76% and 21% of sales were made to distributors Roksan Trading Company and ECS, Ltd., respectively.  No other customer accounted for more than 10% of sales in either period.

Cost of Sales

The cost of sales on units sold for the three months ended June 30, 2010 totaled $2,730 (60.6% of revenues) compared to $7,188 (57.3% of revenues)  for the three months ended June 30, 2009. The cost of sales for the three months ended June 30, 2010 was slightly higher as a percentage of revenues in 2010 due to slightly increased cost of materials.

Gross Margin

Gross margin for the three months ended June 30, 2010 declined to $1,773 (39.4% of revenues) compared to $5,351 (42.7% of revenues) for the three months ended June 30, 2009 due to the higher cost of sales and primarily due to the lower levels of revenues.

Operating Expenses

All selling and operating expenses, as well as research and development expenses, are incurred through a contractual relationship with TGE, which performs these services under an administrative services agreement with us. These expenses were $4,500 in the three months ended June 30, 2010 and 2009. In the three months ended June 30, 2010, we had additional expenses consisting of legal expenses of $634 and accounting expenses of $9,957 related to being publicly held. In the three months ended June 30, 2009, we had additional expenses consisting of legal expenses of $22,428 and accounting expenses of $21,245, related to being publicly held.

Interest Expense. Interest expense was $985 and $1,148 for the three months ended June 30, 2010 and 2009, respectively.

Income Tax Provision

The Company had a potential tax provision benefit of approximately $5,700 and $17,200 for the three months ended June 30, 2010 and 2009, respectively, arising from losses generated during the aforementioned periods. The Company has fully reserved against these benefits due to the uncertainty of their realization.

Net Loss

For the reasons listed above, for the three months ended June 30, 2010 and 2009, we recorded net loss of $14,488 and $44,969, respectively, a decrease of our net loss of $30,481.

Basic and Diluted Loss per Share

The basic and diluted loss per share were <$0.00> and <$0.02> for the three months ended June 30, 2010 and 2009, respectively, for the reasons previously noted.

For the Six Months Ended June 30, 2010 and 2009

Results From Operations

Revenues

Since our inception, our activities have focused on product and market development with a nominal level of operations. Revenues for the six months ended June 30, 2010 and June 30, 2009 were $9,623 and $17,606, respectively. Sales for the periods remained relatively flat and are the result of the current poor economic conditions.

Most of our sales are made through audio equipment distributors, with the balance being direct retail sales. For the six months ended June 30, 2010, 51% and 37% of sales were made through distributors, Music Direct and Bernard Knoop, respectively. For the six months ended June 30, 2009, 54% and 34% of sales were made to distributors Roksan Trading Company and ECS, Ltd., respectively.  No other customer accounted for more than 10% of sales in either period.

Cost of Sales

The cost of sales on units sold for the six months ended June 30, 2010 totaled $5,686 (59.1% of revenues) compared to $10,161 (57.7% of revenues)  for the six months ended June 30, 2009. The cost of sales for the six months ended June 30, 2010 was slightly higher than for the same period in 2009 due to increased cost of materials.

Gross Margin

Gross margin for the six months ended June 30, 2010 was $3,937 (40.9% of revenues) compared to $7,445 (42.3% of revenues) for the six months ended June 30, 2009 due to the higher cost of sales and lower level of revenues.

Operating Expenses

All selling and operating expenses, as well as research and development expenses, are incurred through a contractual relationship with TGE, which performs these services under an administrative services agreement with us. These expenses were $9,000 in the six months ended June 30, 2010 and 2009. In the six months ended June 30, 2010, we had additional expenses consisting of legal expenses of $5,321 and accounting expenses of $24,706 related to being publicly held. In the six months ended June 30, 2009, we had additional expenses consisting of legal expenses of $22,913 and accounting expenses of $33,511, some of which were related to preparing us to become publicly held.

Interest Expense. Interest expense was $1,970 and $2,133 for the six months ended June 30, 2010 and 2009, respectively.

Income Tax Provision

The Company had a potential tax provision benefit of approximately $14,700 and $28,000 for the six months ended June 30, 2010 and 2009, respectively, arising from losses generated during the aforementioned periods. The Company has fully reserved against these benefits due to the uncertainty of their realization.

Net Loss

For the reasons listed above, for the six months ended June 30, 2010 and 2009, we recorded net loss of $37,656 and $72,559, respectively, a decrease of our net loss of $34,903.

Basic and Diluted Loss per Share

The basic and diluted loss per share were <$0.01> and <$0.03> for the six months ended June 30, 2010 and 2009, respectively, for the reasons previously noted.

Liquidity and Capital Resources

Our auditors have rendered a going concern opinion. We provided for our cash requirements in the first half of 2010 with the capital we raised through the sale of Common Stock yielding $72,000 in the fourth quarter of 2009 and first quarter of 2010. We believe that we will have sufficient capital to operate for the next twelve months through the use of our cash reserves, deferral of payment of certain accounts payable and by generating operating income through increased sales. We can make no assurances that we will be successful in this regard. If our revenues do not increase and our cash flow is not positive or not sufficient to meet our working capital needs, we will need to seek to raise capital through the sale of our equity or debt securities. We have no commitments for obtaining such financing and there can be no assurance that we could obtain the necessary funds or obtain them on terms favorable to us. Any future financing may be on terms that substantially dilute the ownership interests of present shareholders. If we are unable to raise sufficient additional capital as necessary, we may have to suspend or contract operations or cease operations entirely.

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

As of June 30, 2010, we had a working capital deficit of ($38,797) and long-term debt of $44,121.

Capital Commitments

We had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2010 and June 30, 2009.

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

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no such disagreements or changes.

New Accounting Pronouncements

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010.  This evaluation was carried out under the supervision and with the participation of our President, Chief Executive Officer and Chief Financial Officer, Paul Attaway.  Based upon that evaluation, he has concluded that, as of June 30, 2010, our disclosure controls and procedures are effective.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all fraud and material error.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to any pending legal proceeding.  We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of five percent or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.	Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aurios Inc.

Date:	August 16, 2010

	By:	/s/ Paul Attaway
Paul Attaway
	Title:	President, Chief Executive Officer, Chief Financial Officer and Director