Form 10-Q
period 2010-09-30
Aurios Inc.
filed 2010-11-15
CIK 1434768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  000-53643

Aurios Inc.
(Exact name of registrant as specified in its charter)

Arizona	86-1037558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7608 N. Shadow Mountain Rd.
Paradise Valley, AZ 85253
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 11, 2010
Common Stock, no par value	3,678,000

FORM 10-Q
AURIOS INC.
SEPTEMBER 30, 2010
TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Balance Sheets—As of September 30, 2010 (Unaudited) and December 31, 2009	1
	Condensed Statements of Operations (Unaudited)—for the three and nine months ended September 30, 2010 and 2009	2
	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2009 and the nine months ended September 30, 2010 (Unaudited)	3
	Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2010 and 2009	4
	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	14
Item 4.	Controls and Procedures.	14

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	15
Item 1A.	Risk Factors.	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	15
Item 3.	Defaults Upon Senior Securities.	15
Item 4.	(Removed and Reserved).	15
Item 5.	Other Information.	15
Item 6.	Exhibits.	15

Signatures		16
Exhibits
Certifications

AURIOS INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2010	2009

ASSETS
Current Assets:
Cash	$5,574	$6,676
Accounts receivable, net	-	2,932
Inventory	5,710	19,469
Total Assets	$11,284	$29,077

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)
Current Liabilities:
Accounts payable	$59,001	$62,396
Due to related party	1,832	1,792
Total Current Liabilities	60,833	64,188
Long-Term Liabilities
Accrued interest	14,638	11,683
Note payable - related party	44,121	44,121
Total Liabilities	119,592	119,992
Stockholders' Equity / (Deficit):
Convertible preferred stock - no par value; 10,000,000 shares aurthorized, 0 and 460,000 shares issued and outstanding
at September 30, 2010 and December 31, 2009, respectively	-	115,000
Common stock - no par value; 90,000,000 shares authorized,
3,678,000 and 2,400,000 shares issued and outstanding
at September 30, 2010 and December 31, 2009, respectively	197,795	50,795
Accumulated deficit	(306,103)	(256,710)
Total Stockholders' Equity/(Deficit)	(108,308)	(90,915)
Total Liabilities and Stockholders' Equity / (Deficit)	$11,284	$29,077

The Accompanying Notes are an Integral
Part of the Condensed Financial Statements

AURIOS INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Sales	$7,727	$9,059	$17,350	$26,665

Cost of Sales	4,937	4,852	10,623	15,013

Gross Profit	2,790	4,207	6,727	11,652

General and Administrative Expenses	13,542	35,857	53,165	113,728

Loss from Operations	(10,752)	(31,650)	(46,438)	(102,076)

Other Expense	-	45	-	45
Interest Expense	985	985	2,955	3,118
	985	1,030	2,955	3,163

Net Loss (Unaudited)	$(11,737)	$(32,680)	$(49,393)	$(105,239)

Loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.05)

Weighted average shares outstanding	3,678,000	2,240,000	3,359,670	2,240,000

The Accompanying Notes are an Integral
Part of the Condensed Financial Statements

AURIOS INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
For the year ended December 31, 2009, and the nine months ended September 30, 2010
(Unaudited)

						Total
						Stockholders'
	Common Stock		Preferred Stock		Accumulated	Equity
	Shares	Amount	Shares	Amount	Deficit	(Deficit)

Balance at December 31, 2008	2,240,000	$10,795	460,000	$115,000	$(125,085)	$710

Proceeds from issuance of common stock	160,000	40,000	-	-	-	40,000

Net loss for the year ended December 31, 2009					(131,625)	(131,625)

Balance at December 31, 2009	2,400,000	50,795	460,000	115,000	(256,710)	(90,915)

Preferred stock conversion to common stock	1,150,000	115,000	(460,000)	(115,000)	-	-

Common stock issued	128,000	32,000	-	-	-	32,000

Net loss for the nine months ended September 30, 2010 (Unaudited)					(49,393)	(49,393)

Balance at September 30, 2010 (Unaudited)	3,678,000	$197,795	-	$-	$(306,103)	$(108,308)

The Accompanying Notes are an Integral
Part of the Condensed Financial Statements

AURIOS INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net Loss	$(49,393)	$(105,239)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in Assets and Liabilities:
Accounts receivable	2,932	(1,583)
Inventory	13,759	2,244
Accounts payable	(3,395)	64,667
Due to related party	40	959
Accrued interest-related party	2,955	3,118

Net cash used by operating activities	(33,102)	(35,834)

Cash flows from financing activities:
Proceeds from issuance of common stock	32,000	-
Net cash provided by financing activities	32,000	-

Net change in cash and cash equivalents	(1,102)	(35,834)

Cash and cash equivalents at beginning of period	6,676	43,321

Cash and cash equivalents at end of period	$5,574	$7,487

Supplemental Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The Accompanying Notes are an Integral
Part of the Condensed Financial Statements

AURIOS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates

Presentation of Interim Information

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our December 31, 2009 Annual Report filed on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures made are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to fairly present our financial position at September 30, 2010 and the results of our operations and cash flows for the periods presented. The December 31, 2009 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Nature of Corporation

Aurios Inc. (the “Company” or “we”) is a corporation which was formed under the laws of the State of Arizona on August 7, 2001.  Its principal business activity is the marketing of vibration and motion control technology to the audio/video markets.  The Company’s sales occur throughout the United States.  The Company is a former wholly-owned subsidiary of True Gravity Enterprises Inc. (“TGE”). On December 31, 2007, the principal shareholder, who is also a director and officer of the Company, purchased all of the stock owned by TGE. Through June 30, 2007, TGE paid all Company expenses including payroll and vendors.  It charged the Company $1,500 per month as a rent and management fee.  Beginning June 30, 2007, the Company began paying its vendors, but continued to contract with TGE for rent and for certain services performed by TGE.   On February 25, 2010, TGE sold substantially all of its assets to Advanced Vibration Technologies Inc., an Arizona corporation (“AVT”). Pursuant to a Management and Rental Agreement between AVT and the Company, the Company entered into an agreement to pay AVT $1,500 per month for rent and certain management services. This aforementioned agreement expired July 31, 2010. The Company no longer pays a management or rental fee.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the nine months ended September 30, 2010 and 2009 were $0 and $3,700, respectively.

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be highly liquid investments purchased with an initial maturity of three (3) months or less.

AURIOS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Accounts Receivable

The Company provides for potentially uncollectible accounts receivable by use of the allowance method.  The allowance is provided based upon a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable.  As of September 30, 2010 and December 31, 2009 there was no provision for uncollectible trade accounts receivable.  The Company does not accrue interest charges on delinquent accounts receivable.  The accounts are generally unsecured.

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

Earnings Per Share

Current Accounting Standards provide for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

As of September 30, 2009, there were 460,000 shares of Series A Convertible Preferred Stock convertible into 1,150,000 common shares. These shares were not included in the determination of diluted earnings per share as their effect was anti-dilutive. Holders of shares of Series A Convertible Preferred Stock are entitled to receive dividends as declared from time to time by the board of directors. Since their issuance, no dividends have been declared on the Series A Convertible Preferred Stock. On March 9, 2010, the 460,000 shares of Series A Convertible Preferred Stock were converted into 1,150,000 common shares.  There were no potentially dilutive securities outstanding as of September 30, 2010.

On August 31, 2009, the Company approved a 2.5 for 1 stock split of its outstanding common stock, which resulted in 2,240,000 shares of Common Stock outstanding, which has been reflected retroactively for all periods presented.

AURIOS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 2
Related Party Transactions

The Company had a balance due to a related party, TGE, in the amount of $1,449 and $1,500 at September 30, 2010 and December 31, 2009, respectively, for management fees. These are considered short term in nature and non-interest bearing.

The Company had a note payable to a related party, TGE, in the amount of $44,121 as of September 30, 2010 and December 31, 2009, bearing interest at a rate of 8.25%. All outstanding principal and interest is due and payable on December 15, 2011. As of September 30, 2010 and December 31, 2009, there was accrued interest in the amount of $14,638 and $11,683, respectively.

In July 2007, the Company entered into a non-exclusive License Agreement with a related party, TGE, giving the Company rights in various patents, pending applications for patents and trademarks in various countries of the world, including the United States. The Company pays the related party five percent (5.0%) of worldwide net sales of the licensed products. In October 2007, the License Agreement was amended to provide that the royalty would begin to accrue on January 1, 2008. This agreement was terminated on February 25, 2010 as a result of the sale of substantially all of TGE’s assets to AVT; such sale included the sale of the licensed patent. The Company entered into a License Agreement with AVT and now pays AVT a royalty equal to five percent (5%) of worldwide net sales of the licensed products. As of September 30, 2010 and December 31, 2009, the accrued royalty the Company owed to TGE was $383 and $292, respectively. TGE shares common management with the Company and both the Company and TGE have the same majority owner.

During the nine months ended September 30, 2010 and 2009, the Company paid $9,634 and $45,835, respectively, for legal services to a firm in which Christian J. Hoffmann III, a principal stockholder of Aurios, is a partner. He also performed or supervised the legal services rendered by his law firm. In addition, the Company owes such firm $30,942 and $14,183 as of September 30, 2010 and December 31, 2009, respectively.

On February 25, 2010, TGE sold substantially all of its assets to AVT, an Arizona corporation.

The Company and TGE, its affiliate and former parent, entered into an administrative services/rental agreement on January 1, 2009. Under such agreement, TGE performed certain administrative duties for Aurios and provided it office space as required at $1,500 per month. Aurios has no employees and had contracted with TGE for all services. Paul Attaway controls TGE as its principal shareholder and an officer and director.  This agreement was terminated on February 25, 2010 as a result of the sale of substantially all of TGE’s assets to AVT.  After February 25, 2010, AVT provided administrative support and personnel to the Company at $1,500 per month under a Management and Rental Agreement that expired on July 31, 2010. During the nine months ended September 30, 2010, the Company paid a fee of $3,000 to TGE and $7,500 to AVT to compensate it for administrative expenses and the use of TGE’s facilities and AVT’s facilities, respectively.

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

AURIOS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 3
Concentration of Credit Risk

The Company maintains cash accounts at a financial institution. Deposits not to exceed $250,000 are insured by the Federal Deposit Insurance Corporation. At September 30, 2010 and December 31, 2009, the Company had no uninsured cash and cash equivalents.

For the nine months ended September 30, 2010 and 2009, the Company had 93% and 84% of sales to three customers, respectively. As of September 30, 2010 and December 31, 2009 receivables from its customers were $0 and $2,932, respectively.

Note 4
Stockholders Equity

Preferred Stock:

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

Additionally, on August 31, 2009, the Company commenced a private placement of a minimum of 80,000 shares and a maximum of 400,000 shares of its Common Stock to accredited investors at a price of $0.25 per share. As of September 30, 2010, the private placement was closed and the Company had sold 288,000 shares, for gross proceeds of $72,000.

Stock Options:

The Company, under its 2007 Stock Option Plan, is authorized to grant options for up to 250,000 shares of common stock, no par value. Options may be granted as incentive stock options or nonqualified stock options. Incentive stock options shall not be granted at less than one hundred percent (100%) of the fair market value of the common stock on the date of the grant, and have exercise terms of up to ten years with vesting periods determined at the discretion of the Company’s board of directors. As of September 30, 2010 no stock options have been granted.

AURIOS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 5 Income Taxes

The provisions for income tax expense consist of the following:

	Nine Months Ended Septemeber 30,
	2010	2009
Deferred:
Income tax benefit at statutory rates	$19,300	$41,000
Valuation allowance of net operating loss	(19,300)	(41,000)
	$-	$-

The Company’s deferred tax asset consists of the following:

	Septemeber 30,	December 31,
	2010	2009
Deferred tax asset:
Net operating loss carryforward	$107,000	87,800
Less: Valuation allowance	(107,000)	(87,800)
Net deferred tax asset	$-	$-

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

Currently the Company has no extensive expansion plans that would require significant infusions of capital into it for such purposes.

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

Factors that could cause or contribute to our actual results to differ materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our history of declining operating results; (ii) our auditors have expressed a going concern opinion; (iii) our ability to raise additional working capital that we may require and, if available, that such working capital will be on terms acceptable to us; (iv) our ability to implement our business plan; (v) uncertainties regarding our ability to increase revenues and penetrate our market; (vi) economic and general risks relating to business; (vii) our ability to manage our costs of production; (viii) our ability to protect our intellectual property through patents and other intellectual property protection; (ix) our dependence on key personnel; (x) increased competition or our failure to compete successfully; (xi) our ability to keep pace with technological advancements in our industry; (xii) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404, if required to do so in the future; (xiii) our nonpayment of dividends and lack of plans to pay dividends in the future; (xiv) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock lower our value and make it more difficult for us to raise capital; (xv) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xvi) the price of our stock is likely to be highly volatile because of several factors, including a relatively limited public float; and (xvii) indemnification of our officers and directors.

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

For the Three Months Ended September 30, 2010 and 2009

Results From Operations

Revenues

Since our inception, our activities have focused on product and market development with a nominal level of operations. Revenues for the three months ended September 30, 2010 and September 30, 2009 were $7,727 and $9,059, respectively. Sales for the periods  declined principally due to the current poor economic conditions.

Most of our sales are made through audio equipment distributors, with the balance being direct retail sales. For the three months ended September 30, 2010, 64% and 36% of sales were made through distributors, Music Direct and Roksan Trading Company, respectively. For the three months ended September 30, 2009, 75% and 12% of sales were made to distributors Roksan Trading Company and Bernard Knoop, respectively.  No other customer accounted for more than 10% of sales in either period.

Cost of Sales

The cost of sales on units sold for the three months ended September 30, 2010 totaled $4,937 (63.9% of revenues) compared to $4,852 (53.6% of revenues)  for the three months ended September 30, 2009. The cost of sales for the three months ended September 30, 2010 was slightly higher as a percentage of revenues in 2010 due to an increased cost of materials.

Gross Margin

Gross margin for the three months ended September 30, 2010 declined to $2,790 (36.1% of revenues) compared to $4,207 (46.4% of revenues) for the three months ended September 30, 2009 due to the higher cost of sales and the lower levels of revenues.

Operating Expenses

Prior to February 25, 2010, all selling and operating expenses, as well as research and development expenses, were incurred through a contractual relationship with TGE, which performed these services under an administrative services agreement with the Company.  On February 25, 2010, substantially all the assets of TGE were sold to AVT.  The Company entered into the same agreement with AVT and this agreement with AVT ended on July 31, 2010. These expenses were $1,500 and $4,500 in the three months ended September 30, 2010 and 2009, respectively. In the three months ended September 30, 2010, we had additional expenses consisting of legal expenses of $4,313 and accounting expenses of $6,162 related to being publicly held. In the three months ended September 30, 2009, we had additional expenses consisting of legal expenses of $22,922 and accounting expenses of $7,675,  the decrease was a result of less legal and accounting work needed in the three months ended September 30, 2009.

Interest Expense. Interest expense was $985 for the three months ended September 30, 2010 and 2009.

Income Tax Provision

The Company had a potential tax provision benefit of approximately $4,600 and $13,000 for the three months ended September 30, 2010 and 2009, respectively, arising from losses generated during the aforementioned periods. The Company has fully reserved against these benefits due to the uncertainty of their realization.

Net Loss

For the reasons listed above, for the three months ended September 30, 2010 and 2009, we recorded net loss of $11,737 and $32,680, respectively, a decrease of our net loss of $20,943.

Basic and Diluted Loss per Share

The basic and diluted loss per share were <$0.00> and <$0.01> for the three months ended September 30, 2010 and 2009, respectively, for the reasons previously noted. Sales and gross profit for the three months ended September 30, 2010, have decreased compared to the three months ended September 30, 2009 due to the overall state of the economy. However, the Company has decreased general and administrative expenses during the three months ended September 30, 2010 resulting in a decreased net loss compared to the three months ended September 30, 2009.

For the Nine Months ended September 30, 2010 and 2009

Results From Operations

Revenues

Since our inception, our activities have focused on product and market development with a nominal level of operations. Revenues for the nine months ended September 30, 2010 and September 30, 2009 were $17,350 and $26,665, respectively. Sales for the periods declined due to the  poor economic conditions during the period.

Most of our sales are made through audio equipment distributors, with the balance being direct retail sales. For the nine months ended September 30, 2010, 57%, 20% and 16% of sales were made through distributors, Music Direct, Bernard Knoop and Roksan Trading Company, respectively. For the nine months ended September 30, 2009, 36%, 26% and 23% of sales were made to distributors Roksan Trading Company, Music Direct and ECS, Ltd., respectively. No other customer accounted for more than 10% of sales in either period.

Cost of Sales

The cost of sales on units sold for the nine months ended September 30, 2010 totaled $10,623 (61.2% of revenues) compared to $15,013 (56.3% of revenues) for the nine months ended September 30, 2009. The cost of sales as a percentage of revenues for the nine months ended September 30, 2010 was slightly higher than for the same period in 2009 due to increased cost of materials.

Gross Margin

Gross margin for the nine months ended September 30, 2010 was $6,727 (38.8% of revenues) compared to $11,652 (43.7% of revenues) for the nine months ended September 30, 2009 due to the higher cost of sales and lower level of revenues.

Operating Expenses

Prior to February 25, 2010 all selling and operating expenses, as well as research and development expenses, were  incurred through a contractual relationship with TGE, which performed these services under an administrative services agreement with the Company. On February 25, 2010, TGE sold substantially all its assets to AVT.  The Company entered into the same agreement with AVT on February 25, 2010.  This agreement ended on July 31, 2010. These expenses were $10,500 and $13,500 in the nine months ended September 30, 2010 and 2009, respectively. In the nine months ended September 30, 2010, we had additional expenses consisting of legal expenses of $9,634 and accounting expenses of $30,869 related to being publicly held. In the nine months ended September 30, 2009, we had legal expenses of $45,835 and accounting expenses of $41,186, some of which were related to preparing us to become publicly held.

Interest Expense. Interest expense was $2,955 and $3,118 for the nine months ended September 30, 2010 and 2009, respectively.

Income Tax Provision

The Company had a potential tax provision benefit of approximately $19,300 and $41,000 for the nine months ended September 30, 2010 and 2009, respectively, arising from losses generated during the aforementioned periods. The Company has fully reserved against these benefits due to the uncertainty of their realization.

Net Loss

For the reasons listed above, for the nine months ended September 30, 2010 and 2009, we recorded net loss of $49,393 and $105,239, respectively, a decrease of our net loss of $55,846.

Basic and Diluted Loss per Share

The basic and diluted loss per share were <$0.01> and <$0.05> for the nine months ended September 30, 2010 and 2009, respectively, for the reasons previously noted.

Liquidity and Capital Resources

Our auditors have rendered a going concern opinion. We provided for our cash requirements in the first half of 2010 with the capital we raised through the sale of Common Stock yielding $72,000 in the fourth quarter of 2009 and first quarter of 2010. We will have sufficient capital to operate for the next twelve months through the sale of debt or equity securities, deferral of payment of certain accounts payable and, if we are able to, by generating operating income through increased sales. We can make no assurances that we will be successful in this regard. If our revenues do not increase and our cash flow is not positive or not sufficient to meet our working capital needs, we will need to seek to raise capital through the sale of our equity or debt securities. We have no commitments for obtaining such financing and there can be no assurance that we could obtain the necessary funds or obtain them on terms favorable to us. Any future financing may be on terms that substantially dilute the ownership interests of present shareholders. If we are unable to raise sufficient additional capital as necessary, we may have to suspend or contract operations or cease operations entirely.

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

As of September 30, 2010, we had a working capital deficit of ($49,549) and long-term debt of $44,121.

Capital Commitments

We had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2010 and September 30, 2009.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010.  This evaluation was carried out under the supervision and with the participation of our President, Chief Executive Officer and Chief Financial Officer, Paul Attaway.  Based upon that evaluation, he has concluded that, as of September 30, 2010, our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by the Company in their report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting, as such term is defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act, during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect such controls.

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

Aurios Inc.

Date:	November 15, 2010

	By:	/s/ Paul Attaway
Paul Attaway
	Title:	President, Chief Executive Officer, Chief Financial
Officer and Director