Form 10-K
period 2010-12-31
Aurios Inc.
filed 2011-04-15
CIK 1434768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No   ☒

As of June 30, 2010, the aggregate market value of the registrant's common equity held by non-affiliates computed by reference to the average of closing bid and ask prices ($0.325) of the registrant's most recently completed second fiscal quarter was: $458,250.

There were 3,678,000 shares of the registrant’s common stock issued and outstanding as of  March 31, 2011.

Documents Incorporated by Reference:  None.

FORM 10-K
AURIOS INC.
DECEMBER 31, 2010

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

On May  8, 2009, our registration statement on Form S-1 was declared effective by the US Securities and Exchange Commission (“SEC”), which registered the resale of up to 193,000 shares of our issued and outstanding common stock, no par value per share, and 307,000 shares of common stock issuable upon the conversion of 122,800 outstanding shares of our Series A Convertible Preferred Stock (“Preferred Stock”).  Our common stock is quoted on the OTC Bulletin Board under the symbol “AURZ.”

Effective August 31, 2009, we adopted a 2.5-for-1 forward split of all of our outstanding common stock.  All common stock shares and the conversion rate of the Preferred Stock, warrants and options reflected within this report have been adjusted to reflect the split. Our corporate offices are located at 7608 N. Shadow Mountain Rd., Paradise Valley, Arizona 85253 and our telephone number is (602) 321-1313.

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

We plan to deliver samples of the Series 100 Component Shelf and the Pivot Points to Stereophile magazine and other audiophile focused print and online magazines for their review. These media outlets regularly review products and can help build interest and demand for a product. The Series 100 Component Shelf is available on our website and the Pivot Points will be available during the third quarter of 2011.

TGE manufactured the prototypes for our two new products as part of its obligation under our former management fee arrangement.  As of February 25, 2010, we entered into a similar management fee arrangement with AVT that expired on July 31, 2010.  We incur no expenses until the final products are finished, then we purchase components for the manufacture of finished products for resale and as samples for product reviewers, such as Stereophile magazine and other media outlets. Consequently, we can develop these new products at minimal cost.

On-line Marketing. We have developed a new web page. The web page employs the latest flash technology giving the web page a more current look and feel. In addition, our web page contains an on-line store where our customers can purchase our products from us directly.

Strengthened Distribution. We intend to identify strong, high-end brick and mortar distributors within the major metropolitan regions of the United States and provide these distributors with aggressive pricing to give them incentive to carry a small amount of inventory.  Through integrating our on-line sales and marketing approach with that of our distributors, our distributors will continue to market our products without fear that potential customers can simply by-pass them and purchase directly from us. Recently we engaged a distributor in the Netherlands (Music Matters, www.music-matters.org).  In 2009, we added Roksan Trading, located in Taiwan, and ECS Ltd., located in the UK, to our international sales force.  For the year ended December 31, 2010, 56% and 19% of sales were made to distributors Music Direct and Bernard Koop, respectively.  For the year ended December 31, 2009, 30% and 19% of sales were made to distributors Roksan Trading Company and ECS Ltd., respectively. Revenues from sales to Music Direct for fiscal year 2010 and 2009 totaled $10,335 and $6,831, respectively. Revenues from sales to ECS Ltd. for fiscal year 2010 and 2009 totaled $0 and $6,033, respectively.  We can negotiate distributions agreements telephonically and through the exchange of documents on-line. Thus, we can manage our relationship with our international distributors without incurring travel costs.

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

Sales and Marketing Strategy

From August 2009 to March 2010 we sold 288,000 shares, for gross proceeds of $72,000, in a private placement.   We used the proceeds to provide working capital and for marketing  and product development. We are developing an online sales and marketing approach with the use of search engine optimization and the purchase of banner advertisements that we are integrating with our distributor network. We believe that the introduction of new products will bring new visibility to us.

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

Initially, the internet made it difficult to bring audio products to the market through storefronts because these stores would not carry inventory. The storefronts would only carry a sample of the product and then place orders as needed. This distribution structure evolved because audiophiles could purchase audio accessories either directly from the manufacturer online or from internet based companies with little overhead, and therefore, pay a lower price for the product. Consequently, it was not practical to support a network of storefronts because the distributors were reluctant to support a product if they feared the manufacturer could easily go around them with online sales through its web page.

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

Social networks, blogs and other user-generated content web sites have provided the most dynamic new aspects of the Web 2.0 world. In the “social network web” environment, millions of people now network, browse content and build extensive online contacts.  Such web is comprised of internet users who want to communicate quickly with large audiences. As a result, social networking has completely altered the way online information and media is exchanged. Furthermore, small budget merchants that embrace blogging and social networking can build extremely effective advertising campaigns. These marketing campaigns are referred to as “viral” campaigns.

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

Employees

We have no employees. We plan to outsource our principal functions until we achieve a scale that requires us to reconsider this business model. AVT provided administrative support and personnel to us at $1,500 per month under an administration services/rental agreement from February 2010 until July 31, 2010.  Thereafter, our President has provided us these services at no charge.

ITEM 1A.  Risk Factors.

You should carefully consider the following risk factors in evaluating our business and us.  The factors listed below represent certain important factors that we believe could cause our business results to differ from those that we anticipate.   These factors are not intended to represent a complete list of the general or specific risks that may affect us.  It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated.  If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected.  You should also consider the other information included in this Annual Report and subsequent quarterly reports filed with the SEC.

Risks Related to the Company

We have a history of declining operating results.

We have incurred net losses of $394,220 for the period from August 7, 2001 (inception) to December 31, 2010. We have an accumulated deficit and have had negative cash flows from our operations. Since 2004, we have generated limited revenues and we have expended minimal funds to support our products due to lack of funds. We intend to use the proceeds from the private placement of our common stock to rejuvenate the presentation of our products and marketing efforts in order to increase revenues and profits and to provide working capital. There can be no assurance that we will be successful in this regard.

Investors may lose all of their investment.

Investment in us involves a high degree of risk.  Investors may never recoup all or part of their investment or realize any return on their investment.  Accordingly, investors may lose all of their investment and must be prepared to do so.

Our independent auditors have included an explanatory paragraph in their opinion regarding our ability to continue as a going concern, which could negatively impact our ability to obtain additional funding and the market price of our stock.

We have an accumulated deficit and have had negative cash flows from our operations. Accordingly, we have received a report from our independent auditors that includes an explanatory paragraph describing substantial doubt about our ability to continue as a going concern. This may negatively impact our ability to obtain additional funding or funding on terms attractive to us and may negatively impact the market price of our stock.

Our cash requirements may vary materially from those now planned depending on numerous factors, including the results of our marketing efforts, our business development activities, the results of future research and development, and competition. We believe that the net proceeds from the sale of convertible notes in the fourth quarter of 2010, together with our projected revenue and cash flow from future operations, will be sufficient to fund our working capital and other capital requirements for the immediate future. If, however, our estimates are incorrect and we require additional capital, there can be no assurance that additional funds will be available on terms attractive to us or at all. If adequate funds are not available, we may be required to curtail our marketing and new product development activities and/or otherwise materially reduce our operations.

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

Our cash requirements may vary materially from those now planned depending on numerous factors, including the status of our marketing efforts, our business development activities, the results of future research and development and competition.  The net proceeds from our sale of convertible notes in the fourth quarter of 2010 together with our projected revenue and cash flow from operations, if any, may not be sufficient to fund our working and other capital requirements for the next twelve months in accordance with the business plan set forth in this report.  We therefore would need to raise additional funds to finance our capital requirements through new financings to achieve the level of operations we anticipate.  Such financings could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to borrow from other sources.  In addition, such securities may contain rights, preferences or privileges senior to those of the rights of our current shareholders.  We do not have any commitments for additional financing.  There can be no assurance that additional funds will be available on terms attractive to us or at all.  If adequate funds are not available, we may be required to curtail our marketing and new product development activities and/or otherwise materially reduce our operations.  Any inability to raise adequate funds could have a material adverse effect on our business, results of operation and financial condition.

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

Because we are a public company, we are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 and we will be required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act.  If we fail to maintain adequate internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business.  Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations.

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

There is a very limited market for our common stock and you may not be able to sell your shares of common stock  in the future, even if a market develops.

There is a very limited market for our common stock.  Our common stock is included on the Over-the-Counter Bulletin Board (“OTC Bulletin Board”) under the symbol “AURZ,” but very few trades have been effected. There can be no assurance that an active market will develop for our common stock on the OTC Bulletin Board.  Additionally, there can be no assurance any broker will be interested in trading our common stock. Therefore, it may be difficult for holders of our common stock to sell their shares if they desire or need to sell them.

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

Once trading of our common stock accelerates on the OTC Bulletin Board, the market price of our stock is likely to be highly volatile because there will likely be a relatively thin trading market for our common stock, which may cause trades of small blocks of stock to have a significant impact on our stock price. Holders of our common stock may not be able to resell it following periods of volatility because of the market’s adverse reaction to volatility.

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

As of March 31, 2011 our largest stockholders, Paul Attaway, Ira J. Gaines and Christian J. Hoffmann, III held shares representing approximately 65.9% of the voting power of our outstanding capital stock, assuming that they converted Series A Convertible Notes and exercised warrants that they own.  These shareholders may, if they act together, exercise significant influence over all matters requiring shareholder approval, including the election of directors and the determination of significant corporate actions, as well as control the management, policies and operation of the Company. This concentration of ownership could depress the stock price or value of the Company or delay or prevent a change in control that could be otherwise beneficial to our shareholders.

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

ITEM 1B.  Unresolved Staff Comments.

None.

ITEM 2.  Description of Property.

Our executive office consists of use of office space and storage that our President has provided to us in his residence located at 7608 N. Shadow Mountain Road, Paradise Valley, AZ 85253 without charge.  We believe that our current facilities are adequate to meet our operational needs for the upcoming year.

ITEM 3.  Legal Proceedings.

We are not involved in any pending litigation, legal proceedings or claims.

ITEM 4.  [Reserved]

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices

There is a very limited public market for our common stock on the OTC Bulletin Board. The high/low closing bid prices of our common stock were as follows for the periods below.  The quotations reflect inter-dealer bid prices without retail markup, markdown or commission and may not represent actual transactions:

Year Ended December 31, 2010	High Close	Low Close
1st Quarter	$0.30	$0.25
2nd Quarter	$0.40	$0.25
3rd Quarter	$0.30	$0.10
4th Quarter	$0.30	$0.30

Year Ended December 31, 2009
1st Quarter	(not yet eligible for trading on OTC Bulletin Board)
2nd Quarter	$0.30	$0.30
3rd Quarter	$0.30	$0.30
4th Quarter	$0.30	$0.30

Holders of Common Stock and Preferred Stock

We had approximately 37 shareholders of record of our common stock as of March 31, 2011.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2010.

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

Recent Issuances of Unregistered Securities

From August 31, 2009 to March 29, 2010, we conducted a private placement of shares of our common stock to “accredited investors,” as such term is defined in Regulation D promulgated under the Securities Act of 1933, as amended (“Securities Act”), at a price of $0.25 per share.  We sold 288,000 shares, for gross proceeds of $72,000 in the private placement. Our officers and directors sold the common stock and we did not pay any commissions to them in connection with such sales. Purchasers included an officer and principal shareholders.  The shares were issued in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act. See "Item 13. Certain Relationships and Related Transactions, and Director Independence."

In December 2010 we issued $30,000 principal amount of Series A Convertible Notes in a private placement to three "accredited investors" to raise working capital.  The Notes are due and payable December 14, 2011, bear interest at 6% per annum and are convertible into shares of our common stock at a price of $0.30 per share.  In addition, we issued warrants to the purchasers of the Notes, which warrants are exercisable to purchase shares of our common stock at a price of $0.30 per share through December 14, 2020.  We sold these Notes through our President and we did not pay any commissions in connection with such sales.  Our President and two other principal shareholders purchased the Notes.  See "Item 13. Certain Relationships and Related Transactions, and Director Independence."

In December 2010 we issued the law firm of Quarles and Brady, LLP, our legal counsel, a Series B Convertible Note in the principal amount of $44,247.00 to represent amounts we owed to such firm under certain outstanding invoices.  The Note is due and payable on January 15, 2012, bears interest at 3% per annum and is convertible into shares of our common stock at a price of $0.30 per share.  In addition, we issued warrants in connection with the Note, which warrants are exercisable to purchase shares of our common stock at a price of $0.30 per share through December 30, 2020.  See "Item 13. Certain Relationships and Related Transactions, and Director Independence."

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

Factors that could cause or contribute to our actual results to differ materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our history of declining operating results; (ii) our independent registered public accountants have expressed a going concern opinion; (iii) our ability to raise additional working capital that we may require and, if available, that such working capital will be on terms acceptable to us; (iv) our ability to implement our business plan; (v) uncertainties regarding our ability to increase revenues and penetrate our market; (vi) economic and general risks relating to business; (vii) our ability to manage our costs of production; (viii) our ability to protect our intellectual property through patents and other intellectual property protection; (ix) our dependence on key personnel; (x) increased competition or our failure to compete successfully; (xi) our ability to keep pace with technological advancements in our industry; (xii) our ability to comply with Section 404 of the Sarbanes-Oxley Act of 2002, as required; (xiii) our nonpayment of dividends and lack of plans to pay dividends in the future; (xiv) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, if it trades, lower our value and make it more difficult for us to raise capital; (xv) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xvi) our ability to have our common stock trade in an active public market; (xvii) the price of our stock, if it trades, is likely to be highly volatile because of several factors, including a relatively limited public float; and (xviii) indemnification of our officers and directors.

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

Overview

We were formed in August 2001 by our former parent, TGE. Our corporate offices are located at 7608 N. Shadow Mountain Blvd., Paradise Valley, AZ 85253 and our telephone number is (602) 321-1313.

We produce, market and distribute vibration isolation products to the high-end audio and video markets in the United States and in certain foreign countries. Our products are the Classic MIB, the PRO MIB, the Isotone MIB, the Series 100 Component Shelf, a shelf product, and Pivot Points, a spike mount product.

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

For the Years Ended December 31, 2010 and 2009

Results From Operations

Revenues

Since our inception, our activities have focused on product and market development with a nominal level of operations. Revenues for the years ended December 31, 2010 and 2009 were $18,532 and $32,029, respectively. Revenues declined principally due to the current poor economic conditions.

Most of our sales are made through audio equipment distributors, with the balance being direct retail sales.  For the year ended December 31, 2010, the Company had 56%, 19%, and 15% of sales to Music Direct, Bernard Knoop, and Roksan Trading Co., respectively. For the year ended December 31, 2009, the Company had 30%, 21%, 19%, and 13% of sales to Roksan Trading Co., Music Direct, ECS Ltd., and Galen Carol Audio, respectively. No other customer accounted for more than 10% of sales in either period.

Cost of Sales

The cost of sales on units sold for the year ended December 31, 2010 totaled $11,343 (61.2% of revenues) compared to $18,937 (59.1% of revenues) for the year ended December 31, 2009. The cost of sales for the year ended December 31, 2010, was slightly higher as a percentage of revenues in 2010 due to an increased cost of materials.

Gross Margin

Gross margin for the year ended December 31, 2010 was $7,189 (38.8% of revenues) compared to $13,092 (40.9% of revenues) for the year ended December 31, 2009.   The decrease in gross margin is attributed to higher material costs.

General and Administrative Expenses

Prior to February 25, 2010, all selling and operating expenses, as well as research and development expenses, were incurred through a contractual relationship with TGE, which performed these services under an administrative services agreement with the Company.  On February 25, 2010, substantially all the assets of TGE were sold to AVT.  The Company entered into the same agreement with AVT and this agreement with AVT ended on July 31, 2010. These expenses were $10,500 and $18,000 for the years ended December 31, 2010 and 2009, respectively. In the year ended December 31, 2010, we had additional expenses consisting of legal expenses of $67,707 and accounting expenses of $35,977, most of which were related to preparing us to become publicly held and to comply with our reporting obligations under the Securities Exchange Act of 1934, as amended.   In the year ended December 31, 2009, we had additional expenses consisting of legal expenses of $60,997 and accounting expenses of $47,736, most of which were related to preparing us to become publicly held and to comply with our reporting obligations under the Securities Exchange Act of 1934, as amended.

Interest Expense. Interest expense was $4,649 and $4,103 for the years ended December 31, 2010 and 2009, respectively. The increase was primarily related to interest expense from the issuance of common stock warrants and a beneficial conversion feature on debt entered into in the year ended December 31, 2010.

Income Tax Provision

The Company had a potential tax provision benefit of approximately $44,000 and $51,000 for the years ended December 31, 2010 and 2009, respectively, arising from losses generated during the aforementioned periods. The Company has fully reserved against these benefits due to the uncertainty of their realization.

Net Loss

For the reasons listed above, for the years ended December 31, 2010 and 2009, we recorded net loss of $113,386 and $131,625 respectively, a decrease in our net loss of $18,239.

Basic and Diluted Loss per Share

The basic and diluted loss per share were <$0.03> and <$0.06> for the years ended December 31, 2010 and 2009, respectively, for the reasons previously noted.

Liquidity and Capital Resources

Our independent registered public accounting firm has rendered a going concern opinion. We provided for our cash requirements in the first half of 2010 with the capital we raised through the sale of Common Stock yielding $72,000 in the fourth quarter of 2009 and first quarter of 2010. In addition, we have raised $30,000 in the fourth quarter of 2010 through the issuance of convertible debt to three principals of the Company.  We will have sufficient capital to operate for the next twelve months through the sale of debt or equity securities, deferral of payment of certain accounts payable and, if we are able to, by generating operating income through increased sales. We can make no assurances that we will be successful in this regard. If our revenues do not increase and our cash flow is not positive or not sufficient to meet our working capital needs, we will need to seek to raise capital through the sale of our equity or debt securities. We have no commitments for obtaining such financing and there can be no assurance that we could obtain the necessary funds or obtain them on terms favorable to us. Any future financing may be on terms that substantially dilute the ownership interests of present shareholders. If we are unable to raise sufficient additional capital as necessary, we may have to suspend or contract operations or cease operations entirely.

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

As of December 31, 2010, we had a working capital deficit of ($53,309) and long-term notes payable of $66,245, net of discount.

Capital Commitments

We had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2010 and December 31, 2009.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles. Preparation of the statements in accordance with these principles requires that we make estimates, using available data and our judgment, for such things as valuing assets, accruing liabilities and estimating expenses.

Our significant accounting policies are summarized in note 1 to our consolidated financial statements included in Item 8 “Financial Statements” of this report.  While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the recoverability of inventory, the collectability of accounts receivable and the valuation of outstanding common stock warrants are accounting policies most critical to our financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions.

 ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

 ITEM 8.  Financial Statements and Supplementary Data.

The financial statements of the Company are included as an exhibit to this Form 10-K commencing on page F-1.

 ITEM 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

 ITEM 9A.  Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our President, Chief Executive Officer and Chief Financial Officer, Paul Attaway, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on his evaluation as of December 31, 2010, the end of the period covered by this Annual Report on Form 10-K, he concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment using those criteria, management believes that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, such controls.

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

Name	Age	Position with Company
Paul Attaway	48	President, Chief Financial Officer, Treasurer and Director since 2001
Timothy Louis	47	Secretary and Director since 2004

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

Board of Directors and Committee Meetings

Our Board of Directors held two meetings during the fiscal year ended December 31, 2010.  In addition, our Board of Directors acted by unanimous written consent during fiscal year ended December 31, 2010.  Both of our directors attended at least 75% of the meetings of the Board of Directors and the committees on which they served in the fiscal year ended December 31, 2010.  Our directors are expected, absent exceptional circumstances, to attend all Board meetings and meetings of any committees on which they serve.

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

Report of the Board of Directors Serving the Equivalent Functions of an Audit Committee

Review and Discussion with Management

Our Board has reviewed and discussed with management our audited financial statements for the fiscal year ended December 31, 2010, the process designed to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and our assessment of internal control over financial reporting.

Review and Discussions with Independent Registered Public Accounting Firm

Our Board has discussed with Semple, Marchal & Cooper, LLP, our independent registered public accounting firm for fiscal year 2010, the matters the Board, serving the equivalent functions of an audit committee, is required to discuss pursuant to Statement on Auditing Standards No. 114 (Communications with Audit Committees), which includes, among other items, matters related to the conduct of the audit of our financial statements.

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

Conclusion

Based on the review and discussions referred to above, the Board, serving the equivalent functions of the audit committee, approved our audited financial statements for the fiscal year ended December 31, 2010 be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for filing with the Securities and Exchange Commission.

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

Stockholder Communications with the Board of Directors

Stockholders may communicate with the Board of Directors by writing to us as follows:  Aurios Inc., attention:  Corporate Secretary, 7608 N. Shadow Mountain Rd., Paradise Valley, AZ 85253.  Stockholders who would like their submission directed to a particular member of the Board of Directors may so specify and the communication will be forwarded as appropriate.

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

 Stockholder recommendations for director nominations may be submitted to the Company at the following address:  Aurios Inc., attention:  Corporate Secretary, 7608 N. Shadow Mountain Rd., Paradise Valley, AZ 85253.  Such recommendations will be forwarded to the Board for consideration, provided that they are accompanied by sufficient information to permit the Board to evaluate the qualifications and experience of the nominees, and provided that they are in time for the Board to do an adequate evaluation of the candidate before the annual meeting of stockholders.  The submission must be accomplished by a written consent of the individual to stand for election if nominated by the Board of Directors and to serve if elected and to cooperate with a background check.

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

Code of Ethics and Conduct

Our Board of Directors has adopted a Code of Ethics and Conduct that is applicable to all of our employees, officers and directors. Our Code of Ethics and Conduct is intended to ensure that our employees act in accordance with the highest ethical standards.  A copy of our Code of Ethics and Conduct may be obtained by sending a written request to us at 7608 N. Shadow Mountain Rd., Paradise Valley, AZ 85253, Attn: Paul Attaway and the Code of Ethics and Conduct is filed as an exhibit to this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting

                Section 16(a) of the Securities Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership of, and transactions in, our securities and to provide us with copies of those filings. To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2010, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with during fiscal year 2010.

ITEM 11.  EXECUTIVE COMPENSATION.

The table below sets forth all cash compensation paid or proposed to be paid by us to the chief executive officer and the most highly compensated executive officers, and key employees for services rendered in all capacities to us during fiscal years 2010 and 2009.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Paul Attaway,	2010	No compensation paid or options issued
President and Chief Financial Officer	2009

Timothy Louis,	2010	No compensation paid or options issued
Secretary and Treasurer	2009

Mr. Attaway and Mr. Louis received no compensation in 2010 and 2009. Mr. Attaway will receive a salary at the annual rate of $20,000 after our revenues exceed an annual rate of $75,000.

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

Base Salary. The base salary for each executive officer will be reviewed and compared to the prior year, with considerations given for increase. During 2010 and 2009 the executive officers received no compensation. As we grow and if financial conditions improve, we plan to establish base salaries for all executive officers and to review them periodically for possible adjustments. At the appropriate point, we will base salary adjustments on both the individuals and our performance and will include both objective and subjective criteria specific to each executive’s role and responsibility with us.

Stock Options. No stock options were issued to our officers during fiscal years 2010 and 2009.

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

Outstanding Equity Awards at Fiscal Year-End

		Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#)(b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)

Paul Attaway	No outstanding equity awards.

Timothy Louis	No outstanding equity awards.

The table above indicates that no options were granted under the Plan to directors and officers in fiscal 2010.

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

Director Compensation

Name (a)	Fees Earned Or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)

Paul Attaway,	No compensation paid or awards made in 2010 and 2009.
President, Chief Financial Officer and Director

Timothy Louis,	No compensation paid or awards made in 2010 and 2009.
Secretary, Treasurer and Director

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 31, 2011, the number and percentage of outstanding shares of common stock beneficially owned by (a) each person known by us to beneficially own more than five percent of such stock, (b) each director of the Company, (c) each named officer of the Company, and (d) all our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Paul Attaway(3)	1,254,666	33.5
Timothy Louis	100,000	2.4
Ira J. Gaines(3)	606,666	16.2
Christian J. Hoffmann, III(3) (4)	606,666	16.2
All officers and directors as a group (two persons)	1,354,666	35.02

(1)	The address of these persons is c/o 7608 N. Shadow Mountain Rd., Paradise Valley, Arizona 85281.
(2)	The foregoing beneficial owners hold investment and voting power in their shares.
(3)
Includes 33,333 shares of common stock issuable upon conversion of a Series A Convertible Note and exercise of a warrant to purchase 33,333 shares of common stock exercisable within 60 days.  See "Item 13. Certain Relationships and Related Transactions, and Director Independence."

(4)
Mr. Hoffmann is a partner of Quarles & Brady LLP, the legal counsel of the Company.   Does not include 147,490 shares of common stock issuable upon conversion of a Series B Convertible Note issued to such firm or 147,490 shares issuable to such firm upon exercise of a warrant.  Mr. Hoffmann disclaims ownership of such shares.

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

The Company had a balance due to a related party, TGE, in the amount of $0 and $1,792 at December 31, 2010 and December 31, 2009, respectively. These are considered short term in nature and non-interest bearing.

The Company had a note payable to a related party, TGE, in the amount of $44,121 as of December 31, 2010 and December 31, 2009, bearing interest at a rate of 8.25%. All outstanding principal and interest is due and payable on January 15, 2012. As of December 31, 2010 and December 31, 2009, there was accrued interest in the amount of $15,623 and $11,683, respectively.

The Company and TGE, its affiliate and former parent, entered into an administrative services/rental agreement with TGE on January 1, 2009. Under such agreement, TGE performs certain administrative duties for Aurios and provides it office space as required at $1,500 per month. Aurios has no employees and contracts with TGE for all services. Paul Attaway controls TGE as its principal shareholder, and an officer and director.  This agreement was terminated on February 25, 2010 as a result of the sale of substantially all of TGE’s assets to AVT.  Mr. Attaway provided home office space to the Company in 2010 at no cost.

During 2009 and 2010, the Company paid $51,315 and $1,917.50, respectively, in fees to Quarles & Brady LLP, in which Mr. Hoffmann, a principal shareholder of the Company, is a partner. The principal shareholder also performed or supervised a majority of the legal services performed for the Company.

On March 26, 2010, TGE, the Company’s affiliate and former parent, assigned the Company its federally registered trademark “Aurios” in consideration for a payment of $100.

On March 25, 2010, Paul Attaway, an officer and director of the Company, purchased 48,000 shares of common stock for $0.25 per share for a total of $12,000 in the Company's private placement of common stock.

On March 26, 2010 and March 29, 2010, Ira J. Gaines and Christian J. Hoffmann, III, respectively, both of whom are principal shareholders of the Company, each purchased 40,000 shares of common stock for $0.25 per share for a total of $10,000 each in the Company's private placement of common stock.

On December 15, 2010 the Company sold $10,000 principal amount of a Series A Convertible Note (the Series A Note") to Paul J. Attaway, President, a director and principal shareholder of the Company. The Series A Note bears interest at 6% per annum, is due and payable on December 14, 2011 and is convertible into common stock at a price of $0.30 per share.  In connection with the Series A Note, the Company issued a warrant exercisable to purchase 33,333 shares of common stock at a price of $0.30 per share through December 14, 2020.  Also on such date the Company sold two additional Series A Notes, each in the principal amount of $10,000, to Ira J. Gaines and Christian J. Hoffmann, III, both principal shareholders of the Company, and issued each of them a warrant to purchase 33,333 shares of common stock. The Series A Notes and warrants were on the same terms as those issued to Mr. Attaway.

In December 2010 we issued the law firm of Quarles and Brady, LLP, our legal counsel, a Series B Convertible Note in the principal amount of $44,247.00 to represent amounts we owed to such firm under certain outstanding invoices.  The Note is due and payable on January 15, 2012, bears interest at 3% per annum and is convertible into shares of our common stock at a price of $0.30 per share.  The Note is payable prior to its maturity date if the Company raises $100,000 or more from the sale of its debt or equity securities to one or more third parties in a transaction or series of transactions or in the event of a merger, sale of all or substantially all of its assets or similar transaction. In addition, the Company issued warrants in connection with the Note, which warrants are exercisable to purchase shares of common stock at a price of $0.30 per share through December 30, 2020.  Mr. Hoffmann, a principal shareholder of the Company, is a partner of Quarles & Brady, LLP, legal counsel for the Company.

Director Independence

Paul Attaway and Timothy Louis are the sole directors of the Company.  Mr. Louis is considered “independent” in accordance with rule 5605(a)(2) of the NASDAQ Marketplace Rules, but Mr. Attaway is not considered independent under such Rules. We are currently traded on the OTC Bulletin Board, which does not require that a majority of the board be independent.  If we ever become an issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

ITEM 14.  Principal Accounting Fees and Services.

The following table is a summary of the fees billed to us by Semple, Marchal & Cooper, LLP for professional services for the fiscal years ended December 31, 2010 and December 31, 2009:

Fee Category:	Fiscal 2010 Fees	Fiscal 2009 Fees
Audit Fees	$30,620	$40,224
Audit-Related Fees	0	0
Tax Fees	$1,014	$520
All Other Fees	0	0
Total Fees	$31,634	$40,744

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

All Other Fees. Consists of fees for products and services other than the services reported above. In fiscal 2010 and 2009, there were no fees related to this category.

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee, therefore, no policies or procedures other than those required by SEC rules on auditor independence, have been implemented.  We have the pre-approval process for the foregoing services and fees for by our board of directors. All of the above services and fees were reviewed and approved by the entire board of directors before the respective services were rendered.

The audit report of Semple, Marchal & Cooper, LLP on the financial statements of the Company for the year ended December 31, 2010 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that it contained an explanatory paragraph regarding  the Company's ability to continue as a going concern.  The audit report for the year ended December 31, 2009conatined not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that it contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

During our fiscal years ended December 31, 2010 and 2009, there were no disagreements with Semple, Marchal & Cooper, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to Semple, Marchal & Cooper, LLP’s satisfaction would have caused it to make reference to the subject matter of such disagreements in connection with its reports on the financial statements for such periods.

During our fiscal years ended December 31, 2010 and 2009, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
3.1	Articles of Incorporation of the Company, dated August 9, 2001.	Exhibit 3.1 of the Company’s Form S-1, filed May 8, 2009, No. 333-150881 (the “S-1”).
3.2	Amendment to the Articles of Incorporation of the Company, dated September 28, 2007.	Exhibit 3.2 of the S-1.
3.3	Amendment to the Articles of Incorporation of the Company, dated October 10, 2007.	Exhibit 3.3 of the S-1.
3.4	By-laws of the Company.	Exhibit 3.4 of the S-1.
3.5	Amended and Restated By-laws of the Company.
4.1	Form of Common Stock Certificate.	Exhibit 4.1 of the S-1.
4.2	Form of Series A Convertible Preferred Stock Certificate.	Exhibit 4.2 of the S-1.
5.1	Opinion of Quarles & Brady LLP as to the legality of securities being registered (includes consent).	Exhibit 5.1 of the S-1.
10.1	2007 Stock Option and Restricted Stock Plan.	Exhibit 10.1 of the S-1.
10.2	Form of Stock Option Agreement (ISO and Non-Qualified) 2007 Stock Option Plan.	Exhibit 10.2 of the S-1.
10.3	License Agreement with True Gravity Enterprises, Inc., dated July 2, 2007.	Exhibit 10.3 of the S-1.
10.4	Management and Rental Agreement between True Gravity Enterprises, Inc. and the Company dated January 1, 2007.	Exhibit 10.4 of the S-1.
10.5	Promissory Note between the Company and True Gravity Enterprises, Inc., dated January 1, 2007, in theprincipal amount of $44,121.35.	Exhibit 10.5 of the S-1.
10.6	Stock Purchase Agreement between True Gravity Enterprises, Inc. and Paul Attaway, dated December 31, 2007.	Exhibit 10.6 of the S-1.
10.7	Form of Subscription Agreement related to 2007 private placement of preferred shares.	Exhibit 10.7 of the S-1.
10.8	Management and Rental Agreement between True Gravity Enterprises, Inc. and the Company dated January 1, 2009.	Exhibit 10.8 of the S-1.
10.9	License Agreement with Advanced Vibration Technologies Inc.
10.10	Management and Rental Agreement between Advanced Vibration Technologies Inc. and the Company dated February 25, 2010
14.1	Code of Ethics and Conduct.
23.1	Consent of Semple, Marchal & Cooper LLP.
23.2	Consent of Quarles & Brady LLP (Included in 5.1 above).	Exhibit 5.1 of the S-1.
31.1	Certification of Paul Attaway, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certification of Paul Attaway, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
99.1	Audited Financial Statements of Aurios Inc. as of and for the years ended December 31, 2010 and 2009.		X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of April, 2011.

Aurios Inc.

Date:	April 15, 2011

	By:	/s/ Paul Attaway
Paul Attaway
	Title:	President, Chief Executive Officer, Chief
Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Paul Attaway	April 15, 2011
Paul Attaway, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

/s/ Timothy Louis
Timothy Louis, Secretary, Treasurer and Director	April 15, 2011