Form 10-Q
period 2011-03-31
Aurios Inc.
filed 2011-05-16
CIK 1434768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐   Yes ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 11, 2011
Common Stock, no par value	3,678,000

FORM 10-Q

AURIOS INC.

MARCH 31, 2011

AURIOS INC.
CONDENSED BALANCE SHEETS

	(Unaudited) March 31, 2011	December 31, 2010

ASSETS
Current Assets:
Cash	$9,751	$23,438
Accounts receivable	1,114	975
Inventory	4,334	5,135
Total Assets	$15,199	$29,548

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)
Current Liabilities:
Accounts payable	$68,845	$67,148
Accrued interest	14,398	84
Notes payable - related party, net of discount	90,725	15,625

Total Current Liabilities	173,968	82,857

Long-Term Liabilities
Accrued interest	-	15,623
Note payable - related party, net of discount	-	66,245
Total Liabilities	173,968	164,725

Stockholders' Equity / (Deficit):
Common stock - no par value; 90,000,000 shares authorized, 3,678,000 shares issued and outstanding at March 31, 2011 and December 31, 2010	197,795	197,795
Additional paid-in capital	37,124	37,124
Accumulated deficit	(393,688)	(370,096)

Total Stockholders' Equity/(Deficit)	(158,769)	(135,177)

Total Liabilities and Stockholders' Equity / (Deficit)	$15,199	$29,548

The Accompanying Notes are an Integral
Part of the Condensed Financial Statements

AURIOS INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Sales	$4,671	$5,120

Cost of Sales	2,565	2,956

Gross Profit	2,106	2,164

General and Administrative Expenses	15,151	24,347

Loss from Operations	(13,045)	(22,183)

Interest Expense	10,547	985
	10,547	985

Net Loss (Unaudited)	$(23,592)	$(23,168)

Loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding	3,678,000	2,712,400

The Accompanying Notes are an Integral
Part of the Condensed Financial Statements

AURIOS INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
For the three months ended March 31, 2011
 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2010	3,678,000	$197,795	$37,124	$(370,096)	$(135,177)

Net loss for the three months ended March 31, 2011 (Unaudited)	-	-	-	(23,592)	(23,592)

Balance at March 31, 2011 (Unaudited)	3,678,000	$197,795	$37,124	$(393,688)	$(158,769)

The Accompanying Notes are an Integral
Part of the Condensed Financial Statements

AURIOS INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net Loss	$(23,592)	$(23,168)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	8,855	-
Changes in Assets and Liabilities:
Accounts receivable	(139)	2,932
Inventory	801	1,356
Accounts payable	1,697	(1,942)
Accrued interest	(1,309)	985
Due to related party	-	(1,282)

Net cash used by operating activities	(13,687)	(21,119)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	32,000
Net cash provided by financing activities	-	32,000

Net change in cash and cash equivalents	(13,687)	10,881

Cash and cash equivalents at beginning of period	23,438	6,676

Cash and cash equivalents at end of period	$9,751	$17,557

Supplemental Information:
Interest paid	$3,000	$-
Income taxes paid	$-	$-

The Accompanying Notes are an Integral
Part of the Condensed Financial Statements

AURIOS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates

Presentation of Interim Information

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our December 31, 2010 Annual Report filed on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures made are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to fairly present our financial position at March 31, 2011 and the results of our operations and cash flows for the periods presented. The December 31, 2010 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

Nature of Corporation

Aurios Inc. (the “Company” or “we”) is a corporation which was formed under the laws of the State of Arizona on August 7, 2001. Its principal business activity is the marketing of vibration and motion control technology to the audio/video markets. The Company’s sales occur throughout the United States.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used when accounting for stock-based compensation, as well as the recoverability of inventory, and the collectability of accounts receivable. These are discussed in the respective notes to the financial statements.

Revenue Recognition

The Company derives its revenues primarily from the sale of vibration and motion control devices through sales from the Company’s website and its distributors. Revenues are recognized at the time the sale is completed and shipped. Once shipped, title to the products, as well as the risks and rewards of ownership, passes to the customers.

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred no advertising expense for the three months ended March 31, 2011 and 2010.

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

AURIOS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Accounts Receivable

The Company provides for potentially uncollectible accounts receivable by use of the allowance method. The allowance is provided based upon a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable. As of March 31, 2011 and December 31, 2010, there was no provision for uncollectible trade accounts receivable. The Company does not accrue interest charges on delinquent accounts receivable. The accounts are generally unsecured.

Inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market value. We regularly assess inventory quantities on hand and record provisions for excess and obsolete inventory based primarily on our estimated forecast of product demand. Inventories at March 31, 2011 were determined using a perpetual inventory system with periodic counts.

Deferred Income Taxes

Deferred income taxes are provided for on an asset and liability method, whereby deferred tax assets and liabilities are recognized for deductible temporary differences and operating loss carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that the carryforwards will not be utilized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Discount on Debt

During the year ended December 31, 2010, the Company issued convertible debt instruments together with detachable warrants. This resulted in a beneficial conversion feature and the value of the warrants creating a discount on the debt. The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the straight line method which approximates the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense.

In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

New Accounting Pronouncements

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company’s financial statements.

AURIOS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Stock-Based Compensation

The Company recognizes stock-based compensation based on the fair value of the award on the date of grant. The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model.

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

As of March 31, 2011, warrants to purchase 247,489 shares of the Company’s common stock were not included in the determination of diluted loss per share, as they were antidilutive, and would decrease the loss per share. In addition, the notes payable and related accrued interest, were convertible into 250,379 shares of common stock, which also would have been anti-dilutive and have been excluded in the calculation of loss per share. There were no potentially dilutive securities outstanding as of March 31, 2010.

Fair Values of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term loans approximate their fair values because of the relatively short-term maturity of these instruments, or for long-term debt based on borrowing rates currently available to the Company for loans with similar terms and maturities.

Note 2
Related Party Transactions

The Company had a balance due to a related party, TGE, in the amount of $1,750 and $0 at March 31, 2011 and December 31, 2010, respectively. These are considered short term in nature and non-interest bearing.

The Company had a note payable to a related party, TGE, in the amount of $44,121 as of March 31, 2011 and December 31, 2010, bearing interest at a rate of 8.25%. All outstanding principal and interest was due and payable on December 15, 2010. In December 2010, the note and accrued interest were extended from December 15, 2010 until January 15, 2012. As of March 31, 2011 and December 31, 2010, there was accrued interest in the amount of $13,533 and $15,623, respectively.

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

The Company and TGE, its affiliate and former parent, entered into an administrative services/rental agreement on January 1, 2009. Under such agreement, TGE performed certain administrative duties for Aurios and provided it office space as required at $1,500 per month. Aurios has no employees and had contracted with TGE for all services. Paul Attaway controls TGE as its principal shareholder and an officer and director. This agreement was terminated on February 25, 2010 as a result of the sale of substantially all of TGE’s assets to AVT. After February 25, 2010, AVT provided administrative support and personnel to the Company at $1,500 per month under a Management and Rental Agreement that expired on July 31, 2010. During the three months ended March 31, 2010, the Company paid fees of $3,000 for the aforementioned services.

AURIOS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 2
Related Party Transactions (Continued)

On March 26, 2010, TGE, the Company’s affiliate and former parent, assigned the Company its federally registered trademark “Aurios” in consideration for a payment of $100. On April 1, 2010, TGE assumed ownership of all parts and raw materials maintained in the inventory. The Company now maintains only a finished goods inventory.

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

On December 15, 2010, Ira J. Gaines, Paul Attaway, and Christian J. Hoffmann III, respectively all of whom are principal shareholders of the Company, each issued convertible promissory notes in the amount of $10,000 for a total of $30,000 to the Company. Under the terms of the notes, each note bears interest at a rate of 6.0% with principal and interest due on December 14, 2011. The notes and any accrued interest are convertible into common stock of the Company at the issuers request at a rate of $0.30 per share. As of March 31, 2011 and December 31, 2010, there was accrued interest on the notes of $533 and $84, respectively. In addition, each note holder was issued 33,333 common stock warrants for a total of 99,999 total warrants. The warrants vested immediately, have an exercise price of $0.30 per share and have a 10 year term expiring December 14, 2020. As a result of the warrants and the conversion feature, a discount was recorded on the debt in the amount of $15,000. The discount is amortized over the one year term of the debt. As of March 31, 2011 and December 31, 2010, there was $10,625 and $14,375, respectively, of non-amortized discount netted against the carrying amount of the debt.

During the three months ended March 31, 2011 and 2010, the Company paid $5,955 and $4,687, respectively, in legal services to a firm in which a principal stockholder of Aurios is a partner. He also performed or supervised the legal services rendered by his law firm. As of March 31, 2011 and December 31, 2010, the Company owed the law firm $43,067 and $43,057, respectively. In addition, on December 31, 2010, the Company converted a portion of legal fees incurred into a convertible note payable. Under the terms of the note, the company owed the firm $44,248, the note bears interest at a rate of 3.0%, with all outstanding principal and interest due on January 15, 2012, or earlier upon the occurrence of certain events. The note is convertible into shares of the Company’s common stock at a rate of $0.30 per share. As of March 31, 2011 and December 31, 2010, there was accrued interest on the note of $332 and $0, respectively. The law firm was also issued 147,490 common stock warrants, which vested immediately, have an exercise price of $0.30 per share, and have a 10 year term expiring December 30, 2020. As a result of the warrants and the conversion feature, a discount was recorded on the debt in the amount of $22,124. The discount is amortized over the one year term of the debt. As of March 31, 2011 and December 31, 2010, there was $17,019 and $22,124, respectively, of non-amortized discount netted against the carrying amount of the debt.

A schedule of minimum future principal payments on the above notes payable is as follows:

Year Ending December 31,	Principal Amount	Discount	Net Amount
2011	$30,000	$10,625	$19,375
2012	88,369	17,019	71,350
	$118,369	$27,644	$90,725

AURIOS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 3
Accounts Receivable

Accounts Receivable consists of:

	March 31, 2011	December 31, 2010
Accounts Receivable	$1,114	$975
Less: Allowance for Doubtful Accounts	-	-
	$1,114	$975

Note 4
Concentration of Credit Risk

The Company maintains cash accounts at a financial institution. At March 31, 2011 and December 31, 2010, the Company had no uninsured cash and cash equivalents.

For the three months ended March 31, 2011 and 2010, the Company had 91% and 92% of sales to three customers and two customers, respectively. As of March 31, 2011 and December 31, 2010 receivables from its customers were $1,114 and $0, respectively.

Note 5
Stockholders Equity

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

Stock Options:

The Company, under its 2007 Stock Option Plan, is authorized to grant options for up to 625,000 shares of common stock, no par value. Options may be granted as incentive stock options or nonqualified stock options. Incentive stock options shall not be granted at less than one hundred percent (100%) of the fair market value of the common stock on the date of the grant, and have exercise terms of up to ten years with vesting periods determined at the discretion of the Company’s board of directors. As of March 31, 2011 no stock options had been granted.

AURIOS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 5
Stockholders Equity (Continued)

Warrants:

The fair value of warrant grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants: 5 year expected life of warrants using the “plain vanilla method”, which management believes approximates the actual expected term, risk-free interest rates of 2.01% - 2.11%, volatility of approximately 32.4%, and a 0% dividend yield.

On December 15, 2010, the Company granted warrants to purchase shares of common stock at $0.30 per share to Ira Gaines, Paul Attaway, and Christian Hoffmann III, respectively all of whom are principal shareholders of the Company, each were issued 33,333 common stock warrants for a total of 99,999 total warrants. The warrants vested immediately, have an exercise price of $0.30 per share and have a 10 year term expiring December 14, 2020. The Company valued the warrants at $0.10 per warrant using the Black-Scholes option pricing model.

On December 31, 2010, the Company granted 147,490 warrants to purchase shares of common stock at $0.30 per share to the law firm of Quarles & Brady LLP. The warrants vested immediately, have an exercise price of $0.30 per share and have a 10 year term expiring December 30, 2020. The Company valued the warrants at $0.10 per warrant using the Black-Scholes option pricing model.

Warrants Outstanding and Exercisable
Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractural Life (In Years)
247,489	$0.30	$-	9.74

AURIOS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 6
Income Taxes

The provisions for income tax expense consist of the following:

	Three Months Ended March 31,
Deferred:	2011	2010
Income tax benefit at statutory rates	$9,200	$9,000
Valuation allowance of net operating loss	(9,200)	(9,000)
	$-	$-

The Company’s deferred tax asset consists of the following:

	March 31, 2011	December 31, 2010
Deferred tax asset:
Net operating loss carryforward	$141,000	131,800
Less: Valuation allowance	(141,000)	(131,800)
Net deferred tax asset	$-	$-

As of March 31, 2011 and December 31, 2010, the Company had net operating loss carryforwards of approximately $362,000 and $338,000, respectively. The loss carryforwards, unless utilized, will expire from 2027 through 2031.

Our federal and state tax returns are subject to changes upon examination. For federal income tax purposes, years 2007 through 2011 are open for examination and for state income tax purposes the years 2006 through 2011 are open for examination.

The Company’s policy is to classify any interest and penalties to income taxes in the financial statements.

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

The Company has no expansion plans that would require significant infusions of capital into its operations; however, it expects that it will need additional working capital in the next twelve months if it does not generate positive cash flow from operations. No assurances can be given that the Company will be able to raise such additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to the Company. If the Company is unable to raise additional funds, it could be required to either substantially reduce or terminate its operations.

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

Factors that could cause or contribute to our actual results to differ materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our history of declining operating results; (ii) our auditors have expressed a going concern opinion; (iii) our ability to raise additional working capital that we may require and, if available, that such working capital will be on terms acceptable to us; (iv) our ability to implement our business plan; (v) uncertainties regarding our ability to increase revenues and penetrate our market; (vi) economic and general risks relating to business; (vii) our ability to manage our costs of production; (viii) our ability to protect our intellectual property through patents and other intellectual property protection; (ix) our dependence on key personnel; (x) increased competition or our failure to compete successfully; (xi) our ability to keep pace with technological advancements in our industry; (xii) our ability to continue to comply with Sarbanes-Oxley Act of 2002 Section 404 in the future; (xiii) our nonpayment of dividends and lack of plans to pay dividends in the future; (xiv) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xv) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xvi) the price of our stock is likely to be highly volatile because of several factors, including a relatively limited public float; and (xvii) indemnification of our officers and directors.

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

For the Three Months Ended March 31, 2011 and 2010

Results From Operations

Revenues

Since our inception, our activities have focused on product and market development with a nominal level of operations. Revenues for the three months ended March 31, 2011 and 2010 were $4,671 and $5,120, respectively. Revenues declined principally due to the current poor economic conditions.

Most of our sales are made through audio equipment distributors, with the balance being direct retail sales. For the three months ended March 31, 2011, 59%, 22% and 10% of sales were made through distributors, Roksan Trading Company, Galen Carol and Music Direct, respectively. For the three months ended March 31, 2010, 69% and 23% of sales were made through distributors, Bernard Knoop and Music Direct, respectively.  No other customer accounted for more than 10% of sales in either period.

Cost of Sales

The cost of sales on units sold for the three months ended March 31, 2011 totaled $2,565 (54.9% of revenues) compared to $2,956 (57.7% of revenues) for the three months ended March 31, 2010. The cost of sales for the three months ended March 31, 2011 was lower as a percentage of revenues in 2011 due to sales of slightly lower cost materials.

Gross Margin

Gross margin for the three months ended March 31, 2011 decreased to $2,106 (45.1% of revenues) compared to $2,164 (42.3% of revenues) for the three months ended March 31, 2010 due to slightly lower sales volumes of products with higher gross margins.

Operating Expenses

Prior to February 25, 2010, all selling and operating expenses, as well as research and development expenses, were incurred through a contractual relationship with TGE, which performed these services under an administrative services agreement with the Company.  On February 25, 2010, substantially all the assets of TGE were sold to AVT.  The Company entered into the same agreement with AVT and this agreement with AVT ended on July 31, 2010. These expenses were $0 and $4,500 in the three months ended March 31, 2011 and 2010, respectively. In the three months ended March 31, 2011, we had additional expenses consisting of legal expenses of $5,955 and accounting expenses of $8,266 related to being publicly held. In the three months ended March 31, 2010, we had additional expenses consisting of legal expenses of $4,687 and accounting expenses of $14,749, the differences were a result of slightly more legal and less accounting work needed in the three months ended March 31, 2011.

Interest Expense Interest expense was $10,547 and $985 for the three months ended March 31, 2011 and 2010, respectively. The increase was primarily related to interest expense from the issuance of convertible debt and common stock warrants and a beneficial conversion feature on debt entered into in the year ended December 31, 2010.

Income Tax Provision

The Company had a potential tax provision benefit of approximately $9,200 and $9,000 for the three months ended March 31, 2011 and 2010, respectively, arising from losses generated during the aforementioned periods. The Company has fully reserved against these benefits due to the uncertainty of their realization.

Net Loss

For the reasons listed above, for the three months ended March 31, 2011 and 2010, we recorded net loss of $23,592 and $23,168, respectively, an increase in our net loss of $424.

Basic and Diluted Loss per Share

The basic and diluted loss per share was <$0.01> for the three months ended March 31, 2011 and 2010, for the reasons previously noted.

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

As of March 31, 2011, we had a working capital deficit of ($158,769).

Capital Commitments

We had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2011 and December 31, 2010.

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

Stock Based Compensation. The Company uses the Black-Scholes option pricing model to estimate fair value of warrant grants.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011.  This evaluation was carried out under the supervision and with the participation of our President, Chief Executive Officer and Chief Financial Officer, Paul Attaway.  Based upon that evaluation, he has concluded that, as of March 31, 2011, our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by the Company in their report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all fraud and material error.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting, as such term is defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act, during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to any pending legal proceeding.  We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of five percent or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.	Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item4.	(Removed and Reserved).

Item5.	Other Information.

None.

Item	6. Exhibits.

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aurios Inc.

Date	May 15, 2011

	By:	/s/ Paul Attaway
Paul Attaway
Title: President, Chief Executive Officer, Chief Financial Officer and Director