Form 10-Q
period 2011-06-30
Aurios Inc.
filed 2011-08-11
CIK 1434768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 5, 2011
Common Stock, no par value	3,678,000

FORM 10-Q
AURIOS INC.
JUNE 30, 2011

AURIOS INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash	$4,078	$23,438
Accounts receivable	499	975
Inventory	3,455	5,135
Total Assets	$8,032	$29,548

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)
Current Liabilities:
Accounts payable	$88,458	$67,148
Accrued interest	13,614	84
Notes payable - related party, net of discount	99,580	15,625
Total Current Liabilities	201,652	82,857

Long-Term Liabilities
Accrued interest	-	15,623
Note payable - related party, net of discount	-	66,245
Total Liabilities	201,652	164,725

Stockholders' Equity / (Deficit):
Common stock - no par value; 90,000,000 shares authorized, 3,678,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	197,795	197,795
Additional paid-in capital	37,124	37,124
Accumulated deficit	(428,539)	(370,096)

Total Stockholders' Equity/(Deficit)	(193,620)	(135,177)

Total Liabilities and Stockholders' Equity / (Deficit)	$8,032	$29,548

The Accompanying Notes are an Integral
Part of the Condensed Financial Statements

AURIOS INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Sales	$4,878	$4,503	$9,549	$9,623

Cost of Sales	890	2,730	3,455	5,686

Gross Profit	3,988	1,773	6,094	3,937

General and Administrative Expenses	28,273	15,276	43,424	39,623

Loss from Operations	(24,285)	(13,503)	(37,330)	(35,686)

Interest Expense	10,566	985	21,113	1,970

Net Loss (Unaudited)	$(34,851)	$(14,488)	$(58,443)	$(37,656)

Loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average shares outstanding	3,678,000	3,678,000	3,678,000	3,197,867

The Accompanying Notes are an Integral
Part of the Condensed Financial Statements

AURIOS INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
For the six months ended June 30, 2011
 (Unaudited)

					Total
			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2010	3,678,000	$197,795	$37,124	$(370,096)	$(135,177)

Net loss for the six months ended June 30, 2011 (Unaudited)	-	-	-	(58,443)	(58,443)

Balance at June 30, 2011 (Unaudited)	3,678,000	$197,795	$37,124	$(428,539)	$(193,620)

The Accompanying Notes are an Integral
Part of the Condensed Financial Statements

AURIOS INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities:
Net Loss	$(58,443)	$(37,656)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	17,710	-
Changes in Assets and Liabilities:
Accounts receivable	476	(803)
Inventory	1,680	14,939
Accounts payable	21,310	2,825
Accrued interest	(2,093)	1,970
Due to related party	-	(1,061)

Net cash used by operating activities	(19,360)	(19,786)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	32,000
Net cash provided by financing activities	-	32,000

Net change in cash and cash equivalents	(19,360)	12,214

Cash and cash equivalents at beginning of period	23,438	6,676

Cash and cash equivalents at end of period	$4,078	$18,890

Supplemental Information:
Interest paid	$5,495	$-
Income taxes paid	$-	$-

The Accompanying Notes are an Integral
Part of the Condensed Financial Statements

AURIOS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates

Presentation of Interim Information

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our December 31, 2010 Annual Report filed on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, as permitted by the SEC, although we believe the disclosures made are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to fairly present our financial position at June 30, 2011 and the results of our operations and cash flows for the periods presented. The December 31, 2010 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred no advertising expense for the six months ended June 30, 2011 and 2010.

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

AURIOS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Accounts Receivable

The Company provides for potentially uncollectible accounts receivable by use of the allowance method. The allowance is provided based upon a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable. As of June 30, 2011 and December 31, 2010, there was no provision for uncollectible trade accounts receivable. The Company does not accrue interest charges on delinquent accounts receivable. The accounts are generally unsecured.

Inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market value. We regularly assess inventory quantities on hand and record provisions for excess and obsolete inventory based primarily on our estimated forecast of product demand. Inventories at June 30, 2011 were determined using a perpetual inventory system with periodic counts.

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

As of June 30, 2011, warrants to purchase 247,489 shares of the Company’s common stock were not included in the determination of diluted loss per share, as they were antidilutive, and would decrease the loss per share. In addition, the notes payable and related accrued interest, were convertible into 253,014 shares of common stock, which also would have been anti-dilutive and have been excluded in the calculation of loss per share. There were no potentially dilutive securities outstanding as of June 30, 2010.

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

Note 2
Related Party Transactions

The Company had a note payable to a related party, TGE, in the amount of $44,121 as of June 30, 2011 and December 31, 2010, bearing interest at a rate of 8.25%. All outstanding principal and interest was due and payable on December 15, 2010. In December 2010, the note and accrued interest were extended from December 15, 2010 until January 15, 2012. As of June 30, 2011 and December 31, 2010, there was accrued interest in the amount of $11,958 and $15,623, respectively.

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

The Company and TGE, its affiliate and former parent, entered into an administrative services/rental agreement on January 1, 2009. Under such agreement, TGE performed certain administrative duties for Aurios and provided it office space as required at $1,500 per month. Aurios has no employees and had contracted with TGE for all services. Paul Attaway controls TGE as its principal shareholder and an officer and director. This agreement was terminated on February 25, 2010 as a result of the sale of substantially all of TGE’s assets to AVT. After February 25, 2010, AVT provided administrative support and personnel to the Company at $1,500 per month under a Management and Rental Agreement that expired on July 31, 2010. During the six months ended June 30, 2010, the Company paid fees of $9,000 for the aforementioned services.

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

On December 15, 2010, Ira J. Gaines, Paul Attaway, and Christian J. Hoffmann III, respectively all of whom are principal shareholders of the Company, each issued convertible promissory notes in the amount of $10,000 for a total of $30,000 to the Company. Under the terms of the notes, each note bears interest at a rate of 6.0% with principal and interest due on December 14, 2011. The notes and any accrued interest are convertible into common stock of the Company at the issuers request at a rate of $0.30 per share. As of June 30, 2011 and December 31, 2010, there was accrued interest on the notes of $989 and $84, respectively. In addition, each note holder was issued 33,333 common stock warrants for a total of 99,999 total warrants. The warrants vested immediately, have an exercise price of $0.30 per share and have a 10 year term expiring December 14, 2020. As a result of the warrants and the conversion feature, a discount was recorded on the debt in the amount of $15,000. The discount is amortized over the one year term of the debt. As of June 30, 2011 and December 31, 2010, there was $6,875 and $14,375, respectively, of non-amortized discount netted against the carrying amount of the debt.

During the six months ended June 30, 2011 and 2010, the Company paid $11,802 and $5,321, respectively, in legal services to a firm in which a principal stockholder of Aurios is a partner. He also performed or supervised the legal services rendered by his law firm. As of June 30, 2011 and December 31, 2010, the Company owed the law firm $48,914 and $43,057, respectively. In addition, on December 31, 2010, the Company converted a portion of legal fees incurred into a convertible note payable. Under the terms of the note, the company owed the firm $44,248, the note bears interest at a rate of 3.0%, with all outstanding principal and interest due on January 15, 2012, or earlier upon the occurrence of certain events. The note is convertible into shares of the Company’s common stock at a rate of $0.30 per share. As of June 30, 2011 and December 31, 2010, there was accrued interest on the note of $667 and $0, respectively. The law firm was also issued 147,490 common stock warrants, which vested immediately, have an exercise price of $0.30 per share, and have a 10 year term expiring December 30, 2020. As a result of the warrants and the conversion feature, a discount was recorded on the debt in the amount of $22,124. The discount is amortized over the one year term of the debt. As of June 30, 2011 and December 31, 2010, there was $11,914 and $22,124, respectively, of non-amortized discount netted against the carrying amount of the debt.

A schedule of minimum future principal payments on the above notes payable is as follows:

Period Ending	Principal		Net
June 30,	Amount	Discount	Amount
2012	$74,121	$18,789	$55,332
2013	44,248	-	44,248

	$118,369	$18,789	$99,580

AURIOS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 3
Accounts Receivable

Accounts Receivable consists of:

	June 30,	December 31,
	2011	2010
Accounts Receivable	$499	$975
Less: Allowance for Doubtful Accounts	-	-
	$499	$975

Note 4
Concentration of Credit Risk

The Company maintains cash accounts at a financial institution. At June 30, 2011 and December 31, 2010, the Company had no uninsured cash and cash equivalents.

For the six months ended June 30, 2011 and 2010, the Company had 96% and 88% of sales to four customers and two customers, respectively. As of June 30, 2011 and December 31, 2010 receivables from these customers were $499 and $975, respectively.

Note 5
Stockholders’ Equity

Common Stock:

On August 31, 2009, the Company commenced a private placement of a minimum of 80,000 shares and a maximum of 400,000 shares of its Common Stock to accredited investors at a price of $0.25 per share. As of September 30, 2010, the private placement was closed and the Company had sold 288,000 shares, for gross proceeds of $72,000.

Stock Options:

The Company, under its 2007 Stock Option Plan, is authorized to grant options for up to 625,000 shares of common stock, no par value. Options may be granted as incentive stock options or nonqualified stock options. Incentive stock options shall not be granted at less than one hundred percent (100%) of the fair market value of the common stock on the date of the grant, and have exercise terms of up to ten years with vesting periods determined at the discretion of the Company’s board of directors. As of June 30, 2011 no stock options had been granted.

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

On December 31, 2010, the Company granted 147,490 warrants to purchase shares of common stock at $0.30 per share to the law firm of Quarles & Brady LLP. The warrants vested immediately, have an exercise price of $0.30 per share and have

AURIOS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 5
Stockholders’ Equity (Continued)

a 10 year term expiring December 30, 2020. The Company valued the warrants at $0.10 per warrant using the Black-Scholes option pricing model.

Warrants Outstanding and Exercisable
Weighted
Average
	Weighted		Remaining
	Average	Aggregate	Contractural
Number of	Exercise	Intrinsic	Life
Shares	Price	Value	(In Years)

247,489	$0.30	$-	9.49

Note 6
Income Taxes

The provisions for income tax expense consist of the following:
	Six Months Ended
	June 30,
	2011	2010
Deferred:
Income tax benefit at statutory rates	$22,800	$14,700
Valuation allowance of net operating loss	(22,800)	(14,700)

	$-	$-

The Company’s deferred tax asset consists of the following:

	June 30,	December 31,
	2011	2010
Deferred tax asset:
Net operating loss carryforward	$154,600	131,800
Less: Valuation allowance	(154,600)	(131,800)

Net deferred tax asset	$-	$-

As of June 30, 2011 and December 31, 2010, the Company had net operating loss carryforwards of approximately $397,000 and $338,000, respectively. The loss carryforwards, unless utilized, will expire from 2027 through 2031.

Our federal and state tax returns are subject to changes upon examination. For federal income tax purposes, years 2007 through 2011 are open for examination and for state income tax purposes the years 2006 through 2011 are open for examination.

The Company’s policy is to classify any interest and penalties to income taxes in the financial statements.

AURIOS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our history of declining operating results; (ii) our auditors have expressed a going concern opinion; (iii) our ability to raise additional working capital that we may require and, if available, that such working capital will be on terms acceptable to us; (iv) our ability to implement our business plan; (v) uncertainties regarding our ability to increase revenues and penetrate our market; (vi) economic and general risks relating to business; (vii) our ability to manage our costs of production; (viii) our ability to protect our intellectual property through patents and other intellectual property protection; (ix) our dependence on key personnel; (x) increased competition or our failure to compete successfully; (xi) our ability to keep pace with technological advancements in our industry; (xii) our ability to continue to comply with Sarbanes-Oxley Act of 2002 Section 404 in the future; (xiii) our nonpayment of dividends and lack of plans to pay dividends in the future; (xiv) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xv) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xvi) the price of our stock is likely to be highly volatile because of several factors, including a relatively limited public float; and (xvii) indemnification of our officers and directors.

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

For the Three Months Ended June 30, 2011 and 2010

Results From Operations

Revenues

Since our inception, our activities have focused on product and market development with a nominal level of operations. Revenues for the three months ended June 30, 2011 and 2010 were $4,878 and $4,503, respectively. Revenues remained relatively flat and are a result of the current poor economic conditions.

Most of our sales are made through audio equipment distributors, with the balance being direct retail sales. For the three months ended June 30, 2011, 65% and 35% of sales were made through distributors, Music Direct and RAM Technology, respectively. For the three months ended June 30, 2010, 83% and 13% of sales were made through distributors, Music Direct and RAM Technology, respectively.  No other customer accounted for more than 10% of sales in either period.

Cost of Sales

The cost of sales on units sold for the three months ended June 30, 2011 totaled $890 (18.2% of revenues) compared to $2,730 (60.6% of revenues) for the three months ended June 30, 2010. The cost of sales for the three months ended June 30, 2011 was lower as a percentage of revenues in 2011 due to a decrease in cost materials.

Gross Margin

Gross margin for the three months ended June 30, 2011 increased to $3,988 (81.8% of revenues) compared to $1,773 (39.4% of revenues) for the three months ended June 30, 2010 due to sales of products with lower material costs.

Operating Expenses

Prior to February 25, 2010, all selling and operating expenses, as well as research and development expenses, were incurred through a contractual relationship with TGE, which performed these services under an administrative services agreement with the Company.  On February 25, 2010, substantially all the assets of TGE were sold to AVT.  The Company entered into the same agreement with AVT and this agreement with AVT ended on July 31, 2010. These expenses were $0 and $4,500 in the three months ended June 30, 2011 and 2010, respectively. In the three months ended June 30, 2011, we had additional expenses consisting of legal expenses of $5,847 and accounting expenses of $20,454 related to being publicly held. In the three months ended June 30, 2010, we had additional expenses consisting of legal expenses of $634 and accounting expenses of $9,957 related to being publicly held.

Interest Expense

Interest expense was $10,566 and $985 for the three months ended June 30, 2011 and 2010, respectively. The increase was primarily related to interest expense from the issuance of convertible debt and common stock warrants and a beneficial conversion feature on debt entered into in the year ended December 31, 2010.

Income Tax Provision

The Company had a potential tax provision benefit of approximately $13,600 and $5,700 for the three months ended June 30, 2011 and 2010, respectively, arising from losses generated during the aforementioned periods. The Company has fully reserved against these benefits due to the uncertainty of their realization.

Net Loss

For the reasons listed above, for the three months ended June 30, 2011 and 2010, we recorded net loss of $34,851 and $14,488, respectively, an increase in our net loss of $20,363.

Basic and Diluted Loss per Share

The basic and diluted loss per share was <$0.01> and <$0.00> for the three months ended June 30, 2011 and 2010, respectively, for the reasons previously noted.

For the Six Months Ended June 30, 2011 and 2010

Results From Operations

Revenues

Since our inception, our activities have focused on product and market development with a nominal level of operations. Revenues for the six months ended June 30, 2011 and 2010 were $9,549 and $9,623, respectively. Revenues remained relatively flat and are a result of the current poor economic conditions.

Most of our sales are made through audio equipment distributors, with the balance being direct retail sales. For the six months ended June 30, 2011, 38%, 29%, 18% and 11% of sales were made through distributors, Music Direct, Roksan Trading Company, RAM Technology, and Galen Carol Audio, respectively. For the six months ended June 30, 2010, 51% and 37% of sales were made through distributors, Music Direct and Bernard Knoop, respectively.  No other customer accounted for more than 10% of sales in either period.

Cost of Sales

The cost of sales on units sold for the six months ended June 30, 2011 totaled $3,455 (36.2% of revenues) compared to $5,686 (59.1% of revenues) for the six months ended June 30, 2010. The cost of sales for the six months ended June 30, 2011 was lower as a percentage of revenues in 2011 due to sales of lower cost materials.

Gross Margin

Gross margin for the six months ended June 30, 2011 increased to $6,094 (63.8% of revenues) compared to $3,937 (40.9% of revenues) for the six months ended June 30, 2010 due to sales of products with lower material costs.

Operating Expenses

Prior to February 25, 2010, all selling and operating expenses, as well as research and development expenses, were incurred through a contractual relationship with TGE, which performed these services under an administrative services agreement with the Company.  On February 25, 2010, substantially all the assets of TGE were sold to AVT.  The Company entered into the same agreement with AVT and this agreement with AVT ended on July 31, 2010. These expenses were $0 and $9,000 in the six months ended June 30, 2011 and 2010, respectively. In the six months ended June 30, 2011, we had additional expenses consisting of legal expenses of $11,802 and accounting expenses of $28,720 related to being publicly held. In the six months ended June 30, 2010, we had additional expenses consisting of legal expenses of $5,321 and accounting expenses of $24,706 related to being publicly held.

Interest Expense

Interest expense was $21,113 and $1,970 for the six months ended June 30, 2011 and 2010, respectively. The increase was primarily related to interest expense from the issuance of convertible debt and common stock warrants and a beneficial conversion feature on debt entered into in the year ended December 31, 2010.

Income Tax Provision

The Company had a potential tax provision benefit of approximately $22,800 and $14,700 for the six months ended June 30, 2011 and 2010, respectively, arising from losses generated during the aforementioned periods. The Company has fully reserved against these benefits due to the uncertainty of their realization.

Net Loss

For the reasons listed above, for the six months ended June 30, 2011 and 2010, we recorded net loss of $58,443 and $37,656, respectively, an increase in our net loss of $20,787.

Basic and Diluted Loss per Share

The basic and diluted loss per share was <$0.02> and <$0.01> for the six months ended June 30, 2011 and 2010, respectively, for the reasons previously noted.

Liquidity and Capital Resources

Our independent registered public accounting firm has rendered a going concern opinion. We provided for our cash requirements in the first half of 2010 with the capital we raised through the sale of Common Stock yielding $72,000 in the fourth quarter of 2009 and first quarter of 2010. In addition, we raised $30,000 in the fourth quarter of 2010 through the issuance of convertible debt to our three principal shareholders. We intend to obtain the working capital that we will require to operate for the next twelve months through the sale of debt or equity securities, deferral of payment of certain accounts payable and, if we are able to, by generating operating income through increased sales. We can make no assurances that we will be successful in this regard. If our revenues do not increase and our cash flow is not positive or not sufficient to meet our working capital needs, we will need to seek to raise capital through the sale of our equity or debt securities. We have no commitments for obtaining such financing and there can be no assurance that we could obtain the necessary funds or obtain them on terms favorable to us. Any future financing may be on terms that substantially dilute the ownership interests of present shareholders. If we are unable to raise sufficient additional capital as necessary, we may have to suspend or contract operations or cease operations entirely. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We do not anticipate that we will have any large capital requirements over the next twelve months. In addition, we have relationships with third parties through our connection with TGE who will manufacture small quantities of our products quickly and charge us the same lower prices as we would be charged for larger orders, particularly in the current economic environment. Accordingly, we believe we can continue to place smaller orders at favorable prices and will not have to allocate our working capital to the building surplus inventory.

As of June 30, 2011, we had a working capital deficit of ($193,620).

Capital Commitments

We had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2011 and December 31, 2010.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011.  This evaluation was carried out under the supervision and with the participation of our President, Chief Executive Officer and Chief Financial Officer, Paul Attaway.  Based upon that evaluation, he has concluded that, as of June 30, 2011, our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in this report was recorded, processed, summarized and communicated to the our management as appropriate and within the time periods specified in SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting, as such term is defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act, during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect such controls.

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

Aurios Inc.

Date:	August 11, 2011

	By:	/s/ Paul Attaway
Paul Attaway
Title: President, Chief Executive Officer, Chief Financial Officer and Director