Form 10-K
period 2011-12-31
Aurios Inc.
filed 2012-04-16
CIK 1434768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No   ☒

As of June 30, 2011, the aggregate market value of the registrant's common equity held by non-affiliates computed by reference to the average of closing bid and ask prices ($0.325) of the registrant's most recently completed second fiscal quarter was: $393,000.

There were 3,678,000 shares of the registrant’s common stock issued and outstanding as of March 29, 2012.

Documents Incorporated by Reference: None.

FORM 10-K

AURIOS INC.

DECEMBER 31, 2011

Table of Contents

Page

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	28

	Signature Page	29

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

We also offer a shelf product, the Series 100 Component Shelf that incorporates our bearings products and a spike mount that is used to support equipment and reduce the effects of vibrations. The shelf product incorporates four bearings, is placed on the floor and a speaker is placed on the shelf. The Series 100 Component Shelf provides the same level of isolation as our bearings product. Our spike mounts, Pivot Points, are used to support equipment and reduce the effects of vibrations. The Pivot Points product is not as effective as our Media Isolation Bearing products, but it can be sold at a much lower price.

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

Corporate History

In the first quarter of 2000, TGE, our former parent company and the former licensor of our products to us, became aware of the demand for vibration isolation products in the high-end audio and video market. TGE designed and manufactured vibration isolation devices for use in high-end applications. These products were sold through Vistek Inc., a wholly-owned subsidiary of TGE. In response to the demand, TGE developed a bearing called the Media Isolation Bearing Series 1.0 (the “MIB 1.0”). In August 2001, TGE incorporated us as its wholly-owned subsidiary to promote the sale of Aurios MIB products. We ceased being a wholly-owned subsidiary of TGE in June 2007 and TGE ceased being our shareholder on December 31, 2007. On February 25, 2010, TGE sold substantially all of its assets, including the patents we use in our products, to AVT. As of February 25, 2010, AVT licensed us the patents we use in our products.

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

Effective August 31, 2009, we adopted a 2.5-for-1 forward split of all of our outstanding common stock. All common stock shares and the conversion rate of the Preferred Stock, warrants and options reflected within this report have been adjusted to reflect the split. Our corporate offices are located at 7608 N. Shadow Mtn. Rd., Paradise Valley, Arizona 85253 and our telephone number is (602) 321-1313.

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

Business Strategy

We believe that we can increase the sales of our products through a three-pronged strategy, provided that we have sufficient capital. First, we plan to introduce and promote new products to keep the Aurios name and products prominent in the audiophile market, which includes the home theater market. Second, we plan to promote sales of our products on-line with our new web site to capitalize on the popularity of social networks and on-line sales promotional tools. Finally, we plan to strengthen our distributor network both domestically and internationally.

We believe we can return to profitability by simplifying our product selection and our approach to the market, again provided that we have sufficient capital. The product selection had become too large and expensive to maintain and assemble. It became difficult to keep an inventory of products available to ship. Therefore, in 2012, we plan to re-focus the product line and our sales and marketing efforts.

Product Selection. We will discontinue the following products: Series 100 Component Shelf; Isotone Bearings; and Accessories. We will continue to offer the ProMax Bearings and the Classic Bearings. In keeping with a renewed focus on bearings and simplicity, we will introduce the Pivot Points, which is an inexpensive product to manufacture and requires no assembly. This product was developed in 2010, but never rolled out because the manufacturers selected were not able to deliver the product in small quantities at low prices and insisted on larger minimum orders. TGE has agreed to maintain an inventory of the products and sell them to us on a cost basis and as needed.

Sales & Marketing Approach. Customer loyalty is rare in the internet age when customers routinely shop for the lowest price on line. In the past we have maintained a few distributors in the hopes that they would aggressively market our products on our behalf. The strategy has not worked for us. At this juncture, we now believe that we should open up the list of suppliers and simply base pricing on volume. The distributors that purchase the largest volume of product will pay the lowest price.

In the second quarter of 2012, we plan to send a sample of the Pivot Points to numerous print and online publications for product reviews, which will mark the launch of this product line.

On-line Marketing. We also plan to simplify the website to promote easy purchasing by end users and distributors. The web page employs the latest flash technology giving the web page a more current look and feel. In addition, our web page contains an on-line store where our customers can purchase our products from us directly.

Strengthened Distribution. We intend to identify strong, high-end brick and mortar distributors within the major metropolitan regions in the United States and provide these distributors with aggressive pricing to give them incentive to carry a small amount of inventory. Through integrating our on-line sales and marketing approach with that of our distributors, our distributors will continue to market our products without fear that potential customers can simply by-pass them and purchase directly from us. Recently, we engaged a distributor in the Netherlands (Music Matters, www.music-matters.org). In 2009, we have added Roksan Trading, located in Taiwan, and ECS Ltd., located in the UK, to our international sales force. For the year ended December 31, 2010, 56% and 19% of sales were made to distributors Music Direct and Bernard Koop, respectively. For the year ended December 31, 2011, 46% and 25% of sales were made to distributors Music Direct and Roksan Trading Co., respectively. Revenues from sales to Music Direct for fiscal year 2010 and 2011 totaled $10,335 and $10,080, respectively. Revenues from sales to Roksan Trading Co. for fiscal year 2011 and 2010 totaled $5,427 and $2,762, respectively. We can negotiate distributions agreements telephonically and through the exchange of documents on-line. Thus, we believe we can manage our relationship with our international distributors without incurring travel costs.

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

The demand for high performance entertainment electronics is fueled by the consumer’s desire for a more realistic sound experience when watching television, movies or when listening to music. The higher resolution, range and dynamic power of contemporary consumer’s audio and video systems reveal critical sound subtleties that were masked by older technologies. We believe that consumers are demanding products capable of providing a more fulfilling audio experience and are searching for products that can deliver movie theater quality and more authentic sound to their home theaters. This demand and interest in sound quality has lead to new product development in the industry aimed at assisting the consumer to secure the desired heightened entertainment experience. We hope to tap the growing home theater market to increase sales of our products as consumers demand larger, better quality screens and theater-quality sound for their home theaters.

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

In the second quarter 2003, we selected a new national distributor. Unfortunately, this distributor was too small and could not purchase a sufficiently large volume of our product to justify the discounted price we were offering. Therefore, in the second quarter 2004, we terminated our relationship with this distributor and abandoned our approach of using a single master distributor.

Since the second quarter 2004, we have sold to a variety of resellers and end users. In every instance, the price charged is a function of the volume purchased. Consequently, resellers buying in volume will pay a lower price than an end user purchasing product for his needs only. In the second quarter 2004, we only had one distributor, located in Chicago, with whom we continue to work. While we have done little to support the product line since 2004 due to lack of resources, we have added a few foreign distributors through whom we have received intermittent, but increasing, sales. The allocation of our sales between sales in the United States and international sales fluctuates. In fiscal year 2011, our international sales were 46% of our total sales.

Sales and Marketing Strategy

We commenced a private placement of our common stock in August 2009. As of March 29, 2010, we had sold 288,000 shares, for gross proceeds of $72,000, under the private placement. We used part of the proceeds from the private placement to help us reinvigorate our approach to marketing. We employed a strategy of developing an online sales and marketing approach, such as the use of search engine optimization and the purchase of banner advertisements, to integrate with a strengthened distributor network. We hoped that the introduction of new products would bring new visibility to us.

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

Initially, the internet made it difficult to bring audio products to the market through storefronts because these stores do not generally carry inventory. The storefronts would only carry a sample of the product and then place orders as needed. This distribution structure evolved because audiophiles could purchase audio accessories either directly from the manufacturer online or from internet based companies with little overhead, and therefore, pay a lower price for the product. Consequently, it was not practical to support a network of storefronts because the distributors were reluctant to support a product if they feared the manufacturer could easily go around them with online sales through the company’s web page.

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

Competition

There are numerous other companies, including Kinetics Systems, Inc., Bright Star, Audioquest, Final Labs and Symposium, that are engaged in manufacturing or selling vibration isolation products. Many of these companies have substantially greater resources than we do and enjoy established production facilities and processes, market presence, distribution networks and market share. It is likely that any or all of these other companies are in the process of, and have allocated substantially more resources in, developing their own products that are or would be competitive with our products.

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

Under our license agreement with AVT, it has the right to enforce and defend the patents from infringement and to bear the associated costs. There can be no assurance that any of AVT’s future patent applications, if any, will be issued with the scope of the claim sought, if at all. There also can be no assurance that any patents AVT may obtain will not be invalidated, circumvented or challenged. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to AVT’s technology or design around any patents AVT owns. Unauthorized parties may attempt to copy aspects of the Aurios products or to obtain or use information that we or AVT regard as proprietary. In addition, the laws of some foreign countries do not protect patent rights as fully as do the laws of the United States. There can be no assurance that AVT’s means of protecting the foregoing proprietary rights in the United States or abroad will be adequate or that others will not independently develop similar or superior technology.

On March 26, 2010, TGE assigned the federally registered trademark respecting the “Aurios” name to us in consideration for a payment of $100.

Employees

We have no employees. We have outsourced our principal functions until we achieve a scale that requires us to reconsider this business model. AVT provided administrative support and personnel to us at $1,500 per month under an administration services/rental agreement that expired on July 31, 2010. For the balance of fiscal 2010 and in fiscal 2011, our President provided similar services to us, as well as office and warehouse space in his residence, without charge.

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

We have incurred net losses from August 7, 2001 (inception) to December 31, 2011. We had an accumulated deficit at December 31, 2011 of $463,390 and have had negative cash flows from our operations. Since 2004 we have generated limited revenues and we have expended minimal funds to support our products due to lack of funds. We used the proceeds from our private placement of common stock to rejuvenate the presentation of our products and marketing efforts in order to increase revenues and profits and to provide working capital. We have not been successful in these regards.

Investors may lose all of their investment.

Investment in us involves a high degree of risk. Investors may never recoup all or part of their investment or realize any return on their investment. Accordingly, investors may lose all of their investment and must be prepared to do so.

Our independent registered public accounting firm has included an explanatory paragraph in its opinion regarding our ability to continue as a going concern, which could negatively impact our ability to obtain additional funding and the market price of our stock.

We have an accumulated deficit and have had negative cash flows from our operations. Accordingly, we have received a report from our independent registered public accounting firm that includes an explanatory paragraph describing its substantial doubt about our ability to continue as a going concern. This may negatively impact our ability to obtain additional funding or funding on terms attractive to us and may negatively impact the market price of our stock.

Our cash requirements may vary materially from those now planned depending on numerous factors, including the results of our marketing efforts, our business development activities, the results of future research and development, and competition. We believe that the bridge loans from our principal shareholders in 2010 and 2011 will be sufficient to fund our working capital and other capital requirements for the immediate future until we are able to improve our operating performance. If, however, our estimates are incorrect and we require additional capital, there can be no assurance that additional funds will be available on terms attractive to us or at all. If adequate funds are not available, we may be required to curtail our marketing and new product development activities and/or otherwise materially reduce our operations.

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

Because we are a public company, we are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations.

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

There is a limited public market for our common stock and you may not be able to sell your shares of common stock in the future, even if a more liquid market develops.

There is a limited public market for our common stock. Our common stock is included on the Over-the-Counter Bulletin Board (“OTC Bulletin Board”) under the symbol “AURZ,” but few trades have been effected. There can be no assurance that an active market will develop for our common stock on the OTC Bulletin Board. Additionally, there can be no assurance any broker will be interested in trading our common stock. Therefore, it may be difficult for holders of our common stock to sell their shares if they desire or need to sell them.

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

Once trading of our common stock commences on the OTC Bulletin Board, the market price of our stock is likely to be highly volatile because there will likely be a relatively thin trading market for our common stock, which may cause trades of small blocks of stock to have a significant impact on our stock price. Holders of our common stock may not be able to resell it following periods of volatility because of the market’s adverse reaction to volatility.

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

As of March 29, 2012, our largest stockholders, Paul Attaway, Ira J. Gaines and Christian J. Hoffmann, III hold shares representing approximately 66.8% of the voting power of our outstanding capital stock, including the conversion of their bridge loans into common stock. These shareholders will, if they act together, exercise significant influence over all matters requiring shareholder approval, including the election of directors and the determination of significant corporate actions, as well as control the management, policies and operation of the Company. This concentration of ownership could depress the stock price or value of the Company or delay or prevent a change in control that could be otherwise beneficial to our shareholders.

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

The sale of a substantial number of shares of our common stock, or the prospect of such sales, may have the effect of depressing the trading price of our common stock. In addition, those sales could lower our value and make it more difficult for us to raise capital. Further, the timing of the sale of the shares of our common stock may occur at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

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

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Principal Market and Price Range of Common Stock

Our common stock trades on the OTC Bulletin Board (OTCBB) under the symbol “AURZ.” The following table sets forth the high and low closing bid prices for our common stock as reported by the OTCBB. The trading in our common stock has been minimal during the periods shown. The closing price of the common stock on March 30, 2012 was $0.30 per share. The quotations reflect interdealer bid prices without retail markup, markdown or commission and may not represent actual transactions.

Year Ended December 31, 2010	High	Low
1st Quarter	$0.30	$0.25
2nd Quarter	0.40	0.25
3rd Quarter	0.30	0.10
4th Quarter	0.30	0.30

Year Ended December 31, 2011	High	Low
1st Quarter	$0.30	$0.30
2nd Quarter	0.30	0.30
3rd Quarter	0.30	0.05
4th Quarter	0.06	0.06

Holders of Common Stock and Preferred Stock

We had approximately 37 shareholders of record of our common stock as of March 30, 2012.

Dividend Policy

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

Securities Authorized for Issuance under Equity Compensation Plans

In July 2007 our stockholders approved the 2007 Stock Option and Restricted Stock Plan (the “Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. A total of 625,000 shares of our common stock are reserved for issuance under the Plan. We have not granted any options under the Plan. Any options that may be granted under the Plan must be at exercise prices not less than the fair market value of such stock at the date of grant, may be exercisable immediately or vest over time as directed by our Board of Directors and would have expiration dates not more than ten years after the date of grant.

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2011.

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

In December 2010 we issued $30,000 principal amount of Series A Convertible Notes in a private placement to three "accredited investors" to raise working capital. The Notes are due and payable December 15, 2012, bear interest at 6% per annum and are convertible into shares of our common stock at a price of $0.30 per share. In addition, we issued 33,333 warrants to the purchasers of the Notes, which warrants are exercisable to purchase shares of our common stock at a price of $0.30 per share through December 14, 2020. We sold these Notes through our President and we did not pay any commissions in connection with such sales. Our President and two other principal shareholders purchased the Notes. In August 2011, these persons each advanced $4,000 to us and we repaid these advances in November 2011 with interest at the rate of 6% per annum. See "Item 13. Certain Relationships and Related Transactions, and Director Independence."

In December 2010 we issued the law firm of Quarles and Brady, LLP, our legal counsel, a Series B Convertible Note in the principal amount of $44,247 to represent amounts we owed to such firm under certain outstanding invoices. The Note is due and payable on January 14, 2013, bears interest at 3% per annum and is convertible into shares of our common stock at a price of $0.30 per share. In addition, we issued warrants in connection with the Note, which warrants are exercisable to purchase 147,490 shares of our common stock at a price of $0.30 per share through December 30, 2020. See "Item 13. Certain Relationships and Related Transactions, and Director Independence."

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

Factors that could cause or contribute to our actual results to differ materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our history of declining operating results and losses and inability to improve our results of operation; (ii) our independent registered public accounting firm expressed a going concern opinion; (iii) our ability to raise additional working capital that we may require and, if available, that such working capital will be on terms acceptable to us; (iv) our ability to implement our business plan; (v) uncertainties regarding our ability to increase revenues and penetrate our market; (vi) economic and general risks relating to business; (vii) our ability to manage our costs of production; (viii) our ability to protect our intellectual property through patents and other intellectual property protection; (ix) our dependence on key personnel; (x) increased competition or our failure to compete successfully; (xi) our ability to keep pace with technological advancements in our industry; (xii) our ability to comply with Section 404 of the Sarbanes-Oxley Act of 2002, as it may be required; (xiii) our nonpayment of dividends and lack of plans to pay dividends in the future; (xiv) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, if it trades, lower our value and make it more difficult for us to raise capital; (xv) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xvi) the illiquidity of the public market for our common stock; (xvii) the price of our stock is likely to be highly volatile because of several factors, including a relatively limited public float; and (xviii) indemnification of our officers and directors.

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

For the Years Ended December 31, 2011 and 2010

Results From Operations

Revenues

Since our inception, our activities have focused on product and market development with a nominal level of operations. Revenues for the years ended December 31, 2011 and 2010 were $22,068 and $18,532, respectively. Revenues increased slightly primarily due to sales to new customers.

Most of our sales are made through audio equipment distributors, with the balance being direct retail sales. For the year ended December 31, 2011, we had 46% and 25% of sales to Music Direct and Roksan Trading Co., respectively, which are two of our distributors. For the year ended December 31, 2010, we had 56%, 19%, and 15% of sales to Music Direct, Bernard Knoop, and Roksan Trading Co., respectively. No other customer accounted for more than 10% of sales in either period.

Cost of Sales

The cost of sales on units sold for the year ended December 31, 2011 totaled $11,380 (51.6% of revenues) compared to $11,343 (61.2% of revenues) for the year ended December 31, 2010. The cost of sales for the year ended December 31, 2011, was slightly lower as a percentage of revenues in 2011 due to a decrease in cost of materials.

Gross Margin

Gross margin for the year ended December 31, 2011 was $10,688 (48.4% of revenues) compared to $7,189 (38.8% of revenues) for the year ended December 31, 2010. The increase in gross margin is primarily attributed to lower material costs.

General and Administrative Expenses

Prior to February 25, 2010, all selling and operating expenses, as well as research and development expenses, were incurred through a contractual relationship with TGE, which performed these services under an administrative services agreement with us.  On February 25, 2010, substantially all the assets of TGE were sold to AVT.  We entered into the same agreement with AVT and this agreement with AVT ended on July 31, 2010. These expenses were $10,500 for the year ended December 31, 2010. In fiscal 2011, our President provided administrative services to us, and office and warehouse space for us in his residence at no cost to us. In the year ended December 31, 2011, we had additional expenses consisting of legal expenses of $18,572 and accounting expenses of $39,723, most of which were related to complying with our reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In the year ended December 31, 2010, we had additional expenses consisting of legal expenses of $67,707 and accounting expenses of $35,977, most of which were related to complying with our reporting obligations under the Exchange Act.

Interest Expense. Interest expense was $41,854 and 4,649 for the years ended December 31, 2011 and 2010, respectively. The increase was primarily related to $34,797 of interest expense related to the issuance of common stock warrants in the year ended December 31, 2010.

Income Tax Provision

We had a potential tax provision benefit of approximately $36,400 and $44,000 for the years ended December 31, 2011 and 2010, respectively, arising from losses generated during the aforementioned periods. We have fully reserved against these benefits due to the uncertainty of their realization.

Net Loss

For the reasons listed above, for the years ended December 31, 2011 and 2010, we recorded net loss of $93,294 and $113,386 respectively, a decrease in our net loss $20,092.

Basic and Diluted Loss per Share

The basic and diluted loss per share were <$0.03> and <$0.03> for the years ended December 31, 2011 and 2010, respectively, for the reasons previously noted.

Liquidity and Capital Resources

Our independent registered public accounting firm has rendered a going concern opinion. We provided for our cash requirements in the first half of 2010 with the capital we raised through the sale of Common Stock yielding $72,000 in the fourth quarter of 2009 and first quarter of 2010. In addition, we raised $30,000 in the fourth quarter of 2010 through the issuance of convertible debt to three principals of the Company. We believe that we will obtain sufficient capital to operate for the next twelve months through the sale of debt or equity securities, deferral of payment of certain accounts payable, extension of outstanding debt obligations and, if we are able to, by generating operating income through increased sales. We can make no assurances that we will be successful in this regard. If our revenues do not increase and our cash flow is not positive or not sufficient to meet our working capital needs, we will need to seek to raise capital through the sale of our equity or debt securities. We have no commitments for obtaining such financing and there can be no assurance that we could obtain the necessary funds or obtain them on terms favorable to us. Any future financing may be on terms that substantially dilute the ownership interests of present shareholders. If we are unable to raise sufficient additional capital as necessary, we may have to suspend or contract operations or cease operations entirely.

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

As of December 31, 2011, we had a working capital deficit of ($228,471) and no long-term debt.

Capital Commitments

We had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2011 and December 31, 2010.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles. Preparation of the statements in accordance with these principles requires that we make estimates, using available data and our judgment, for such things as valuing assets, accruing liabilities and estimating expenses.

Our significant accounting policies are summarized in note 1 to our financial statements included in Item 8 “Financial Statements” of this report. While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the recoverability of inventory accounting policies are the most critical to our financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions.

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

 ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

 ITEM 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our President, Chief Executive Officer and Chief Financial Officer, Paul Attaway, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on his evaluation as of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K, he concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

 In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment using those criteria, management believes that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

 Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, such controls.

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

Name	Age	Position with Company
Paul Attaway	49	President, Chief Financial Officer and Director since 2001
Timothy Louis	48	Secretary, Treasurer and Director since 2004

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

Board of Directors and Committee Meetings

Our Board of Directors held four meetings during the fiscal year ended December 31, 2011. In addition, our Board of Directors acted by unanimous written consent during fiscal year ended December 31, 2011. Both of our directors attended at least 75% of the meetings of the Board of Directors in the fiscal year ended December 31, 2011. We have no Committees of our Board. Our directors are expected, absent exceptional circumstances, to attend all Board meetings and meetings of any committees on which they serve.

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

Report of the Board of Directors Serving the Equivalent Functions of an Audit Committee

Review and Discussion with Management

Our Board has reviewed and discussed with management our audited financial statements for the fiscal year ended December 31, 2011, the process designed to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our assessment of internal control over financial reporting and the report by our independent registered public accounting firm thereon.

Review and Discussions with Independent Registered Public Accounting Firm

Our Board has discussed with Semple, Marchal & Cooper, LLP, our independent registered public accounting firm for fiscal year 2011, the matters the Board, serving the equivalent functions of an audit committee, is required to discuss pursuant to Statement on Auditing Standards No. 114 (Communications with Audit Committees), which includes, among other items, matters related to the conduct of the audit of our financial statements.

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

Conclusion

Based on the review and discussions referred to above, the Board, serving the equivalent functions of the audit committee, approved our audited financial statements for the fiscal year ended December 31, 2011 be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for filing with the Securities and Exchange Commission.

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

Stockholder Communications with the Board of Directors

Stockholders may communicate with the Board of Directors by writing to us as follows: Aurios Inc., attention: Corporate Secretary, 7608 N. Shadow Mtn. Rd, Paradise Valley, AZ 85253. Stockholders who would like their submission directed to a particular member of the Board of Directors may so specify and the communication will be forwarded as appropriate.

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

Code of Ethics and Conduct

Our Board of Directors has adopted a Code of Ethics and Conduct that is applicable to all of our employees, officers and directors. Our Code of Ethics and Conduct is intended to ensure that our employees act in accordance with the highest ethical standards. A copy of our Code of Ethics and Conduct may be obtained by sending a written request to us at 1608 N. Shadow Mountain Rd., Paradise Valley, AZ 85253, Attn: Paul Attaway and the Code of Ethics and Conduct.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Exchange Act, requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership of, and transactions in, our securities and to provide us with copies of those filings. To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2011, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with during fiscal year 2011.

ITEM 11. EXECUTIVE COMPENSATION.

The table below sets forth all cash compensation paid or proposed to be paid by us to the chief executive officer and the most highly compensated executive officers, and key employees for services rendered in all capacities to us during fiscal years 2011 and 2010.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Paul Attaway, President and Chief Financial Officer	2011 2010	No compensation paid or options issued

Timothy Louis, Secretary and Treasurer	2011 2010	No compensation paid or options issued

Mr. Attaway and Mr. Louis received no compensation in 2011 and 2010. Mr. Attaway will receive a salary at the annual rate of $20,000 after our revenues exceed an annual rate of $75,000.

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

Base Salary. The base salary for each executive officer will be reviewed and compared to the prior year, with considerations given for increase. During 2011 and 2010 the executive officers received no compensation. As we grow and if financial conditions improve, we plan to establish base salaries for all executive officers and to review them periodically for possible adjustments. At the appropriate point, we will base salary adjustments on both the individuals and our performance and will include both objective and subjective criteria specific to each executive’s role and responsibility with us.

Stock Options. No stock options were issued to our officers during fiscal years 2011 and 2010.

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

Employment Contracts; Termination of Employment and Change-in-Control Arrangements. We have no employment or change-in-control agreements with either Paul Attaway or Timothy Louis.

Compensation Committee Interlocks and Insider participation

Our Board of Directors functions as our compensation committee. Mr. Louis is not currently and has not ever been an employee of the Company.

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

The table above indicates that no options were granted under the Plan to directors and officers in fiscal 2011.

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

The Plan allows for the grant of incentive stock options, non-qualified stock options and restricted stock awards. Incentive stock options granted under the Plan must have an exercise price at least equal to 100% of the fair market value of the common stock as of the date of grant. Incentive stock options granted to any person who owns, immediately after the grant, stock possessing more than 10% of the combined voting power of all classes of our stock, or of any parent or subsidiary corporation, must have an exercise price at least equal to 110% of the fair market value of the common stock on the date of grant. Non-statutory stock options may have exercise prices as determined by our Board of Directors.

The Board of Directors is also authorized to grant restricted stock awards under the Plan. A restricted stock award is a grant of shares of the common stock that is subject to restrictions on transferability, risk of forfeiture and other restrictions and that may be forfeited in the event of certain terminations of employment or service prior to the end of a restricted period specified by the Board of Directors.

Compensation of Directors

Directors who are neither our employees nor of our affiliates receive no cash compensation for serving on our Board of Directors. We have one independent director. We reimburse independent directors for any travel or other out-of-pocket expenses related to their service on the Board of Directors. When we add independent Board members we expect that they will receive compensation of options or shares of common stock of the Company for each year for their service on the Board of Directors and for serving without directors and officers’ liability insurance in place.

Director Compensation

Name (a)	Fees Earned Or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)

Paul Attaway, President, Chief Financial Officer and Director			No compensation paid or awards made in 2011 and 2010.

Timothy Louis, Secretary and Director			No compensation paid or awards made in 2011 and 2010.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 30, 2012, the number and percentage of outstanding shares of common stock beneficially owned by (a) each person known by us to beneficially own more than five percent of such stock, (b) each director of the Company, (c) each named officer of the Company, and (d) all our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class(4)
Paul Attaway(3) (4)	1,254,666	33.5
Timothy Louis	100,000	2.7
Ira J. Gaines(4)	606,666	16.5
Christian J. Hoffmann, III(4) (5)	606,666	16.5
All officers and directors as a group (two persons)	1,354,666	36.2

(1)	The address of these persons is c/o 7608 N. Shadow Mountain Rd., Paradise Valley, Arizona 85281.

(2)	The foregoing beneficial owners hold investment and voting power in their shares.

(3)	Paul Attaway owns 66% of the capital stock of TGE, which is a former shareholder of the Company and the Company’s former parent company.

(4)	Includes 33,333 shares of common stock issuable to each person upon exercise of a warrant exercisable within sixty (60) days and includes 33,333 shares for each person issuable upon conversion of Series A Convertible Notes. See “Certain Relationships and Related Transactions, and Director Independence.”

(5)	Mr. Hoffmann is a partner of Quarles & Brady LLP, the legal counsel of the Company. Such law firm holds a promissory note convertible into 147,490 shares of common stock and a warrant exercisable to purchase 147,490 shares of our common stock. Mr. Hoffmann disclaims ownership of such shares and they are not included in his totals in the table.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

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

The Company had a note payable to a related party, TGE, in the amount of $44,121 as of December 31, 2011 and December 31, 2010, bearing interest at a rate of 8.25%. All outstanding principal and interest is due and payable on January 15, 2013. As of December 31, 2011 and 2010, there was accrued interest in the amount of $13,818 and $15,623, respectively.

The Company and TGE, its affiliate and former parent, entered into an administrative services/rental agreement with TGE on January 1, 2009. Under such agreement, TGE performs certain administrative duties for Aurios and provides it office space as required at $1,500 per month. Aurios has no employees and contracts with TGE for all services. Paul Attaway controls TGE as its principal shareholder, and an officer and director. This agreement was terminated on February 25, 2010 as a result of the sale of substantially all of TGE’s assets to AVT. Mr. Attaway provided administrative services, office and warehouse space in his residence to the Company in 2011 and 2010 at no cost.

During 2010 and 2011, the Company paid $1,918 and $13,066, respectively, in fees to Quarles & Brady LLP, in which Mr. Hoffmann, a principal shareholder of the Company, is a partner. The principal shareholder also performed or supervised a majority of the legal services performed for the Company.

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

On December 15, 2010 the Company sold $10,000 principal amount of a Series A Convertible Note (the Series A Note") to Paul J. Attaway, President, a director and principal shareholder of the Company. The Series A Note bears interest at 6% per annum, is due and payable on December 14, 2012 and is convertible into common stock at a price of $0.30 per share. In connection with each Series A Note, the Company issued a warrant exercisable to purchase 33,333 shares of common stock at a price of $0.30 per share through December 14, 2020. Also on such date the Company sold two additional Series A Notes, each in the principal amount of $10,000, to Ira J. Gaines and Christian J. Hoffmann, III, both principal shareholders of the Company, and issued each of them a warrant to purchase 33,333 shares of common stock. The Series A Notes and warrants were on the same terms as those issued to Mr. Attaway.

In December 2010 we issued the law firm of Quarles and Brady, LLP, our legal counsel, a Series B Convertible Note in the principal amount of $44,247 to represent amounts we owed to such firm under certain outstanding invoices. Such Note is due and payable on January 15, 2013, bears interest at 3% per annum and is convertible into shares of our common stock at a price of $0.30 per share for a total of 147,490 shares. The Note is payable prior to its maturity date if the Company raises $100,000 or more from the sale of its debt or equity securities to one or more third parties in a transaction or series of transactions or in the event of a merger, sale of all or substantially all of its assets or similar transaction. In addition, the Company issued warrants in connection with the Note, which warrants are exercisable to purchase 147,490 shares of common stock at a price of $0.30 per share through December 30, 2020. Mr. Hoffmann, a principal shareholder of the Company, is a partner of Quarles & Brady, LLP, legal counsel for the Company.

On August 8, 2011, Messrs. Attaway, Gaines and Hoffmann each advanced $4,000 to the Company to provide working capital. On November 14, 2011, the Company repaid these advances to them with interest at the rate of 6% per annum.

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

ITEM 14. Principal Accounting Fees and Services.

The following table is a summary of the fees billed to us by Semple, Marchal & Cooper, LLP for professional services for the fiscal years ended December 31, 2011 and December 31, 2010:

Fee Category:	Fiscal 2011 Fees	Fiscal 2010 Fees
Audit Fees	$35,000	$30,620
Audit-Related Fees	0	0
Tax Fees	1,200	1,014
All Other Fees	0	0
Total Fees	$36,200	$31,634

Audit Fees. Such amount consists of fees billed for professional services rendered in connection with the audit of our annual financial statements and review of the interim financial statements included in our quarterly reports. It also includes services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

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

All Other Fees. Consists of fees for products and services other than the services reported above. In fiscal 2011 and 2010, there were no fees related to this category.

Our Board of Directors’ practice is to consider and approve in advance all proposed audit and non-audit services to be provided by our independent registered public accounting firm. All of the fees shown above were approved by the Board of Directors functioning as the audit committee.

The audit report of Semple, Marchal & Cooper, LLP on the financial statements of the Company for the year ended December 31, 2011 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles except as it relates to the substantial doubt of the Company’s ability to continue as a going concern. The audit report for the year ended December 31, 2010 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles except as it relates to the substantial doubt of the Company’s ability to continue as a going concern.

During our fiscal years ended December 31, 2011 and 2010, there were no disagreements with Semple, Marchal & Cooper, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to Semple, Marchal & Cooper, LLP’s satisfaction would have caused it to make reference to the subject matter of such disagreements in connection with its reports on the financial statements for such periods.

During our fiscal years ended December 31, 2011 and 2010, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
3.1	Articles of Incorporation of the Company, dated August 9, 2001.	Exhibit 3.1 of the Company’s Form S-1, filed May 8, 2009, No. 333-150881 (the “S-1”).
3.2	Amendment to the Articles of Incorporation of the Company, dated September 28, 2007.	Exhibit 3.2 of the S-1.
3.3	Amendment to the Articles of Incorporation of the Company, dated October 10, 2007.	Exhibit 3.3 of the S-1.
3.4	By-laws of the Company.	Exhibit 3.4 of the S-1.
3.5	Amended and Restated By-laws of the Company.	Exhibit 3.5 of the Company’s Form 10-K, filed March 31, 2010, No. 000-53643.
4.1	Form of Common Stock Certificate.	Exhibit 4.1 of the S-1.
4.2	Form of Series A Convertible Preferred Stock Certificate.	Exhibit 4.2 of the S-1.
5.1	Opinion of Quarles & Brady LLP as to the legality of securities being registered (includes consent).	Exhibit 5.1 of the S-1.
10.1	2007 Stock Option and Restricted Stock Plan.	Exhibit 10.1 of the S-1.
10.2	Form of Stock Option Agreement (ISO and Non-Qualified) 2007 Stock Option Plan.	Exhibit 10.2 of the S-1.
10.3	License Agreement with True Gravity Enterprises, Inc., dated July 2, 2007.	Exhibit 10.3 of the S-1.
10.4	Management and Rental Agreement between True Gravity Enterprises, Inc. and the Company dated January 1, 2007.	Exhibit 10.4 of the S-1.
10.5	Promissory Note between the Company and True Gravity Enterprises, Inc., dated January 1, 2007, in the principal amount of $44,121.35.	Exhibit 10.5 of the S-1.
10.6	Stock Purchase Agreement between True Gravity Enterprises, Inc. and Paul Attaway, dated December 31, 2007.	Exhibit 10.6 of the S-1.
10.7	Form of Subscription Agreement related to 2007 private placement of preferred shares.	Exhibit 10.7 of the S-1.
10.8	Management and Rental Agreement between True Gravity Enterprises, Inc. and the Company dated January 1, 2009.	Exhibit 10.8 of the S-1.
10.9	License Agreement with Advanced Vibration Technologies Inc.	Exhibit 10.9 of the Company’s Form 10-K, filed April 15, 2011, No. 000-53643.
10.10	Management and Rental Agreement between Advanced Vibration Technologies Inc. and the Company dated February 25, 2010	Exhibit 10.10 of the Company’s Form 10-K, filed April 15, 2011, No. 000-53643.
14.1	Code of Ethics and Conduct.	Exhibit 14.1 of the Company’s Form 10-K, filed April 15, 2011, No. 000-53643.
23.1	Consent of Semple, Marchal & Cooper LLP.	Exhibit 23.1 of the S-1.
23.2	Consent of Quarles & Brady LLP (Included in 5.1 above).	Exhibit 5.1 of the S-1.
31.1	Certification of Paul Attaway, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certification of Paul Attaway, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
99.1	Audited Financial Statements of Aurios Inc. as of and for the years ended December 31, 2011 and 2010.		X
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

XBRL related information in Exhibit 101 to this annual report on Form 10-K shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of April, 2012.

AURIOS INC.

Date:	April 16, 2012

	By:	/s/ Paul Attaway
Paul Attaway
	Title:	President, Chief Executive Officer, Chief
Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Paul Attaway	April 16, 2012
Paul Attaway, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

/s/ Timothy Louis
Timothy Louis, Secretary, Treasurer and Director	April 16, 2012

