Form 10-Q
period 2012-03-31
Aurios Inc.
filed 2012-05-15
CIK 1434768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 11, 2012
Common Stock, no par value	3,678,000

FORM 10-Q

AURIOS INC.

MARCH 31, 2012

AURIOS INC.

CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31, 2012	December 31, 2011

ASSETS
Current Assets:
Cash	$18,069	$7,263
Accounts receivable	1,619	2,250
Prepaid expenses and other assets	1,994	-
Inventory	2,852	2,195
Total Assets	$24,534	$11,708

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)
Current Liabilities:
Accounts payable	$82,752	$89,939
Deferred income	15,000	16,500
Accrued interest	17,784	17,073
Notes payable - related party, net of discount	118,369	116,667
Total Liabilities	233,905	240,179

Stockholders' Equity / (Deficit):
Common stock - no par value; 90,000,000 shares authorized, 3,678,000 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	197,795	197,795
Additional paid-in capital	37,124	37,124
Accumulated deficit	(444,290)	(463,390)
Total Stockholders' Equity/(Deficit)	(209,371)	(228,471)
Total Liabilities and Stockholders' Equity / (Deficit)	$24,534	$11,708

The Accompanying Notes are an Integral

Part of the Condensed Financial Statements

AURIOS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Sales	$8,341	$4,671

Cost of Sales	6,150	2,565

Gross Profit	2,191	2,106

General and Administrative Expenses	6,178	15,151

Loss from Operations	(3,987)	(13,045)

Other (Income) / Expense	(26,500)	-
Interest Expense	3,413	10,547

Net Income / (Loss) (Unaudited)	$19,100	$(23,592)

Basic net income / (loss) per common share	$0.01	$(0.01)
Diluted net income per common share	$0.01	N/A
Basic weighted average shares outstanding	3,678,000	3,678,000
Diluted weighted average shares outstanding	3,936,343	N/A

The Accompanying Notes are an Integral

Part of the Condensed Financial Statements

AURIOS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

For the three months ended March 31, 2012

(Unaudited)

					Total
			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2011	3,678,000	$197,795	$37,124	$(463,390)	$(228,471)

Net income for the three months ended March 31, 2012 (Unaudited)				19,100	19,100

Balance at March 31, 2012 (Unaudited)	3,678,000	$197,795	$37,124	$(444,290)	$(209,371)

The Accompanying Notes are an Integral

Part of the Condensed Financial Statements

AURIOS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net Loss	$19,100	$(23,592)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	1,702	8,855
Changes in Assets and Liabilities:
Accounts receivable	631	(139)
Prepaid expenses	(1,994)	-
Inventory	(657)	801
Accounts payable	(7,187)	1,697
Deferred income	(1,500)	-
Accrued interest	711	(1,309)

Net cash used by operating activities	10,806	(13,687)

Net change in cash and cash equivalents	10,806	(13,687)

Cash and cash equivalents at beginning of period	7,263	23,438

Cash and cash equivalents at end of period	$18,069	$9,751

Supplemental Information:
Interest paid	$1,000	$3,000
Income taxes paid	$-	$-

The Accompanying Notes are an Integral

Part of the Condensed Financial Statements

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1

Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates

Presentation of Interim Information

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our December 31, 2011 Annual Report filed on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, as permitted by the SEC, although we believe the disclosures made are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to fairly present our financial position at March 31, 2012 and the results of our operations and cash flows for the periods presented. The December 31, 2011 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred no advertising expense for the three months ended March 31, 2012 and 2011.

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 1

Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Accounts Receivable

The Company provides for potentially uncollectible accounts receivable by use of the allowance method. The allowance is provided based upon a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable. As of March 31, 2012 and December 31, 2011, there was no provision for uncollectible trade accounts receivable. The Company does not accrue interest charges on delinquent accounts receivable. The accounts are generally unsecured.

Inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market value. We The Company regularly assesses inventory quantities on hand and record provisions for excess and obsolete inventory based primarily on our estimated forecast of product demand. Inventories at March 31, 2012 were determined using a perpetual inventory system with periodic counts.

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

As of March 31, 2012 warrants to purchase 247,489 shares of the Company’s common stock were not included in the determination of diluted loss per share as the average price of the Company’s common stock for the three months ended March 31, 2012 was below the exercise price of the aforementioned warrants in accordance with the Treasury Stock Method under ASC 260 to calculate diluted earnings per share. The Company also had notes payable and related accrued interest, which were convertible into 258,343 shares of common stock as of December 31, 2011. The Company used the If Converted Method under ASC 260 to calculate diluted earnings per share related to the notes payable. Accordingly, $791 of interest expense related to the convertible notes for the three months ended March 31, 2012 was excluded in arriving at net income available to common shareholders.

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

Earnings per share for the three months ended March 31 are calculated as follows:

	Three Months Ended March 31,
	2012	2011
Basic earnings per share:
Net income attributable to common shareholders	$19,100	$(23,592)
Weighted average common shares outstanding	3,678,000	3,678,000
Basic Earnings per share	$0.01	$(0.01)

Diluted earnings per share:
Net income attributable to common shareholders	$19,891	N/A
Weighted average common shares outstanding	3,678,000	3,678,000
Effect of dilutive securities:
Notes payable and accrued interest convertible to common stock	258,343	N/A
Weighted average common and common equivalent shares outstanding	3,936,343	N/A
Diluted earnings per share	$0.00	N/A

Fair Values of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, deferred income, and short-term loans approximate their fair values because of the relatively short-term maturity of these instruments.

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 2

Related Party Transactions

The Company had a note payable to a related party, TGE, in the amount of $44,121 as of March 31, 2012 and December 31, 2011, bearing interest at a rate of 8.25%. All outstanding principal and interest was due and payable on December 15, 2010. In December 2010, the note and accrued interest were extended from December 15, 2010 until January 15, 2012. In January 2012, the note and accrued interest were further extended from January 15, 2012 until January 15, 2013. As of March 31, 2012 and December 31, 2011, there was accrued interest in the amount of $13,739 and $13,818, respectively.

On March 26, 2010, TGE, the Company’s affiliate and former parent, assigned the Company its federally registered trademark “Aurios” in consideration for a payment of $100. On April 1, 2010, TGE assumed ownership from the Company of all parts and raw materials maintained in the inventory. The Company now maintains only a finished goods inventory. Total purchases from TGE for the three months ended March 31, 2012 and 2011 were $6,090 and $1,750, respectively. In addition, during the three months ended March 31, 2012, the Company paid shipping costs of $494 on behalf of TGE and is owed this amount as of March 31, 2012. The $494 receivable is included in prepaid expenses and other assets on the condensed balance sheet at March 31, 2012.

On December 15, 2010, the Company issued convertible promissory notes in the amount of $10,000 each to Ira J. Gaines, Paul Attaway, and Christian J. Hoffmann III, all of whom are principal shareholders of the Company, for a total of $30,000 that they loaned to the Company. Each note bears interest at a rate of 6.0% per annum with principal and interest due on December 14, 2011. In December 2011, the maturity date of the notes and, along with accrued interest, were extended to December 14, 2012. The notes and any accrued interest are convertible into common stock of the Company at a rate of $0.30 per share. As of March 31, 2012 and December 31, 2011, there was accrued interest on the notes of $2,364 and $1,909, respectively. In addition, each note holder was issued 33,333 common stock warrants for a total of 99,999 warrants. The warrants vested immediately, have an exercise price of $0.30 per share and have a 10-year term expiring December 14, 2020. As a result of the warrants and the conversion feature, a discount was recorded on the debt in the amount of $15,000. The discount is amortized over the one-year term of the debt. During the three months ended March 31, 2012 and 2011, the Company recorded interest expense related to the discount of $0 and $3,750, respectively. As of March 31, 2012 and December 31, 2011, there was $0 of non-amortized discount netted against the carrying amount of the debt.

During the three months ended March 31, 2012 and 2011, the Company paid $0 and $5,955, respectively, in legal services to a law firm in which a Christian J. Hoffmann, III principal stockholder of Aurios is a partner. He also performed or supervised the legal services rendered by his law firm. As of March 31, 2012 and December 31, 2011, the Company owed the law firm $50,178. In addition, on December 31, 2010, the Company issued a note to such firm representing $44,248 in outstanding invoices that the Company owed. The note bears interest at a rate of 3.0% per annum, with all outstanding principal and interest due on January 15, 2012, or earlier upon the occurrence of certain events. In January 2012, the maturity date of the note was extended to January 14, 2013. The note is convertible into shares of the Company’s common stock at a rate of $0.30 per share. As of March 31, 2012 and December 31, 2011, there was accrued interest on the note of $1,681 and $1,346, respectively. The law firm was also issued 147,490 common stock warrants, which vested immediately, have an exercise price of $0.30 per share, and have a 10-year term expiring December 30, 2020. As a result of the warrants and the conversion feature, a discount was recorded on the debt in the amount of $22,124. The discount is amortized over the one year term of the debt. During the three months ended March 31, 2012 and 2011, the Company recorded interest expense related to the discount of $1,702 and $5,105, respectively. As of March 31, 2012 and December 31, 2011, there was $0 and $1,702, respectively, of non-amortized discount netted against the carrying amount of the debt.

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 2

Related Party Transactions (Continued)

A schedule of minimum future principal payments on the above notes payable is as follows:

Period Ending March 31,	Principal Amount	Discount	Net Amount
2013	$118,369	$-	$118,369

	$118,369	$-	$118,369

Note 3

Accounts Receivable

Accounts Receivable consists of:

	March 31, 2012	December 31, 2011
Accounts Receivable	$1,619	$2,250
Less: Allowance for Doubtful Accounts	-	-
	$1,619	$2,250

Note 4

Concentration of Credit Risk

The Company maintains cash accounts at a financial institution. At March 31, 2012 and December 31, 2011, the Company had no uninsured cash and cash equivalents.

For the three months ended March 31, 2012 and 2011, the Company made 93% and 91% of its sales to four customers and three customers, respectively. As of March 31, 2012 and December 31, 2011 receivables from these customers were $1,350 and $2,250, respectively.

Note 5

Deferred Income

On November 10, 2011 the Company entered into an agreement with FastLane Retail Systems, Inc. (“FastLane”) under which it agreed to negotiate only with FastLane regarding a possible transaction until January 10, 2012. FastLane paid the Company $16,500 in consideration for entering into this agreement. The payment was non-refundable except if the Company violated its terms. The agreement expired on January 10, 2012 with no definitive agreement between the parties and the income was recognized at that time.

On February 3, 2012 the Company entered into another agreement with FastLane under which it agreed to negotiate only with FastLane regarding a possible transaction. FastLane paid the Company $10,000 in consideration for entering into this agreement, which was to expire on March 30, 2012. The payment was non-refundable except if the Company violated its terms. The agreement expired on March 30, 2012 with no definitive agreement between the parties and the income was recognized at that time.

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 5

Deferred Income (Continued)

On March 27, 2012 the Company entered into another agreement with FastLane under which it agreed to negotiate only with FastLane regarding a possible transaction. FastLane paid the Company $15,000 in consideration for entering into this agreement, which expired on May 1, 2012. The payment was non-refundable except if the Company violated its terms.

Note 6

Stockholders’ Equity

Stock Options:

The Company, under its 2007 Stock Option Plan, is authorized to grant options for up to 625,000 shares of common stock, no par value. Options may be granted as incentive stock options or nonqualified stock options. Incentive stock options shall not be granted at less than one hundred percent (100%) of the fair market value of the common stock on the date of the grant, and have exercise terms of up to ten years with vesting periods determined at the discretion of the Company’s board of directors. As of March 31, 2012 no stock options had been granted.

Warrants:

The fair value of warrant grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants: 5 year expected life of warrants using the “plain vanilla method,” which management believes approximates the actual expected term, risk-free interest rates of 2.01% - 2.11%, volatility of approximately 32.4%, and a 0% dividend yield.

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

Warrants Outstanding and Exercisable
Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractural Life (In Years)

247,489	$0.30	$-	8.74

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 7

Income Taxes

The provisions for income tax expense consist of the following:

	Three Months Ended March 31,
	2012	2011
Deferred:
Income tax (expense) /benefit at statutory rates	$(7,400)	$9,200
Valuation allowance of net operating loss	7,400	(9,200)
	$-	$-

The Company’s deferred tax asset consists of the following:

	March 31, 2012	December 31, 2011
Deferred tax asset:
Net operating loss carryforward	$160,800	168,200
Less: Valuation allowance	(160,800)	(168,200)
Net deferred tax asset	$-	$-

As of March 31, 2012 and December 31, 2011, the Company had net operating loss carryforwards of approximately $412,000 and $432,000, respectively. The loss carryforwards, unless utilized, will expire from 2027 through 2032.

Our federal and state tax returns are subject to changes upon examination. For federal income tax purposes, years 2008 through 2012 are open for examination and for state income tax purposes the years 2007 through 2012 are open for examination.

The Company’s policy is to classify any interest and penalties to income taxes in the financial statements.

Note 8

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

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 9

Subsequent Events

On April 30, 2012 the Company entered into another agreement with FastLane under which it agreed to negotiate only with FastLane regarding a possible transaction. FastLane paid the Company $9,150 in consideration for entering into this agreement, which is set to expire on May 30, 2012. The payment is non-refundable except if the Company violates its terms.

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

Our vibration isolation products produce superior sound quality by sharpening, not softening, the sound. AVT holds the patents respecting our products in the United States and Taiwan. AVT has granted us a non-exclusive world-wide license to sell the products under the patents (“AVT License”). The AVT License automatically renews every year as long as we are in compliance with its terms. We pay AVT a royalty of 5% of our net sales under the license AVT License. We outsource the manufacture of our products to several qualified machine shops in the Phoenix metropolitan area. On March 26, 2010, TGE assigned its federally registered trademark respecting the “Aurios” name to us in consideration of $100.

For the Three Months Ended March 31, 2012 and 2011

Results From Operations

Revenues

Since our inception, our activities have focused on product and market development with a nominal level of operations. Revenues for the three months ended March 31, 2012 and 2011 were $8,341 and $4,671, respectively. Revenues increased primarily due to larger purchases from distributors.

Most of our sales are made through audio equipment distributors, with the balance being direct retail sales. For the three months ended March 31, 2012, 29%, 27%, 26% and 11% of sales were made through distributors, Music Direct, Absolute Hi End, Non Stop Audio Co., and Mike McKool, respectively. For the three months ended March 31, 2011, 59%, 22% and 10% of sales were made through distributors, Roksan Trading Company, Galen Carol and Music Direct, respectively. No other customer accounted for more than 10% of sales in either period.

Cost of Sales

The cost of sales on units sold for the three months ended March 31, 2012 totaled $6,150 (73.7% of revenues) compared to $2,565 (54.9% of revenues) for the three months ended March 31, 2011. The cost of sales for the three months ended March 31, 2012 was higher as a percentage of revenues in 2011 due to an increase in the cost of materials for the products sold.

Gross Margin

Gross margin for the three months ended March 31, 2012 totaled $2,191 (26.3% of revenues) compared to $2,106 (45.1% of revenues) for the three months ended March 31, 2011. The percentage decrease in gross margin was due primarily to higher material costs.

Other Income

Other income for the three months ended March 31, 2012 totaled $26,500 and related to two agreements we entered into with FastLane Retail Systems, Inc. providing for exclusivity in negotiations between the parties for a possible transaction. We had no other income for the three months ended March 31, 2011.

Operating Expenses

In the three months ended March 31, 2012, we had accounting expenses of $5,000 related to being publicly held. In the three months ended March 31, 2011, we had expenses consisting of legal expenses of $5,955 and accounting expenses of $8,266 related to being publicly held.

Interest Expense

Interest expense was $3,413 and $10,547 for the three months ended March 31, 2012 and 2011, respectively. The decrease was primarily related to interest expense from the issuance of convertible debt and common stock purchase warrants and a beneficial conversion feature on debt entered into in the year ended December 31, 2010 and expensed primarily in 2011.

Income Tax Provision

The Company had a potential tax provision (expense) / benefit of approximately $(7,400) and $9,200 for the three months ended March 31, 2012 and 2011, respectively, arising from (income) / losses generated during the aforementioned periods. The Company has fully reserved against these benefits due to the uncertainty of their realization.

Net Income / (Loss)

For the reasons listed above, for the three months ended March 31, 2012 and 2011, the Company recorded net income / (loss) of $19,100 and $(23,592), respectively, an increase in its net income of $42,692.

Basic and Diluted Loss per Share

The basic and diluted earnings per share was $0.01 and $0.01 for the three months ended March 31, 2012, respectively. The basic loss per share was <$0.01> for the three months ended March 31, 2011, for the reasons previously noted.

Liquidity and Capital Resources

Our independent registered public accounting firm has rendered a going concern opinion. We provided for our cash requirements 2010 and 2011 through the issuance of equity and debt, largely from capital from our three principal shareholders. During the third quarter of 2011 our three principal shareholders loaned us $12,000. We intend to obtain the working capital that we will require to operate for the next twelve months through the sale of debt or equity securities, deferral of payment of certain accounts payable and, if we are able to, by generating operating income through increased sales. We can make no assurances that we will be successful in this regard. If our revenues do not increase and our cash flow is not positive or not sufficient to meet our working capital needs, we will need to seek to raise capital through the sale of our equity or debt securities. We have no commitments for obtaining such financing and there can be no assurance that we could obtain the necessary funds or obtain them on terms favorable to us. Any future financing may be on terms that substantially dilute the ownership interests of present shareholders. If we are unable to raise sufficient additional capital as necessary, we may have to suspend or contract operations or cease operations entirely, the financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As of March 31, 2012, we had a working capital deficit of ($209,371).

Capital Commitments

We had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2012 and December 31, 2011.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities and Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2012. This evaluation was carried out under the supervision and with the participation of our President, Chief Executive Officer and Chief Financial Officer, Paul Attaway. Based upon that evaluation, he has concluded that, as of March 31, 2012, our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in this report was recorded, processed, summarized and communicated to our management as appropriate and within the time periods specified in SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting, as such term is defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act, during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

None

Item 5.     Other Information.

None.

Item 6.      Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL*	XBRL Calculation Linkbase Document.	Filed herewith.
101.LAB*	XBRL Taxonomy Labels Linkbase Document.	Filed herewith.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.	Filed herewith.

*   XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aurios Inc.

Date:	May 15, 2012

	By:	/s/ Paul Attaway
Paul Attaway
Title: President, Chief Executive Officer, Chief Financial Officer and Director

