Form 10-Q
period 2012-06-30
Aurios Inc.
filed 2012-08-14
CIK 1434768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      [X] Yes    [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      [  ] Yes    [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes   [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 11, 2012
Common Stock, no par value	3,678,000

FORM 10-Q

AURIOS INC.

June 30, 2012

2

AURIOS INC.

CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30, 2012	December 31, 2011

ASSETS
Current Assets:
Cash	$2,788	$7,263
Accounts receivable	719	2,250
Prepaid expenses and other assets	1,994	-
Inventory	3,881	2,195
Total Assets	$9,382	$11,708

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)
Current Liabilities:
Accounts payable	$91,571	$89,939
Deferred income	-	16,500
Accrued interest	19,495	17,073
Notes payable - related party, net of discount	118,369	116,667
Total Liabilities	229,435	240,179

Stockholders' Equity / (Deficit):
Common stock - no par value; 90,000,000 shares authorized, 3,678,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	197,795	197,795
Additional paid-in capital	37,124	37,124
Accumulated deficit	(454,972)	(463,390)
Total Stockholders' Equity/(Deficit)	(220,053)	(228,471)
Total Liabilities and Stockholders' Equity / (Deficit)	$9,382	$11,708

The Accompanying Notes are an Integral

Part of the Condensed Financial Statements

AURIOS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months ended
	June 30		June 30,
	2012	2011	2012	2011

Sales	$-	$4,878	$8,341	$9,549

Cost of Sales	-	890	6,150	3,455

Gross Profit	-	3,988	2,191	6,094

General and Administrative Expenses	33,122	28,273	39,300	43,424

Loss from Operations	(33,122)	(24,285)	(37,109)	(37,330)

Other (Income) / Expense	(24,150)	-	(50,650)	-
Interest Expense	1,710	10,566	5,123	21,113

Net Income / (Loss) (Unaudited)	$(10,682)	$(34,851)	$8,418	$(58,443)

Basic net income / (loss) per common share	$(0.00)	$(0.01)	$0.00	$(0.02)
Diluted net income per common share	N/A	N/A	$0.00	N/A

Basic weighted average shares outstanding	3,678,000	3,678,000	3,678,000	3,678,000
Diluted weighted average shares outstanding	N/A	N/A	3,976,969	N/A

The Accompanying Notes are an Integral

Part of the Condensed Financial Statements

AURIOS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

For the six months ended June 30, 2012

(Unaudited)

					Total
				Additional	Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Captial	Deficit	(Deficit)

Balance at December 31, 2011	3,678,000	197,795	37,124	(463,390)	(228,471)
Net income for the six months ended June 30, 2012 (Unaudited)	-	-	-	8418	8418
Balance at June 30, 2012 (Unaudited)	3,678,000	197,795	37,124	(463,390)	(220,053)

The Accompanying Notes are an Integral

Part of the Condensed Financial Statements

AURIOS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011

Cash flows from operating activities:
Net Income (Loss)	$8,418	$(58,443)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Amortization of debt discount	1,702	17,710
Changes in Assets and Liabilities:
Accounts receivable	1,531	476
Prepaid expenses	(1,994)	-
Inventory	(1,686)	1,680
Accounts payable	1,632	21,310
Deferred income	(16,500)	-
Accrued interest	2,422	(2,093)

Net cash used by operating activities	(4,475)	(19,360)

Net change in cash and cash equivalents	(4,475)	(19,360)

Cash and cash equivalents at beginning of period	7,263	23,438

Cash and cash equivalents at end of period	$2,788	$4,078

Supplemental Information:
Interest paid	$1,000	$5,495
Income taxes paid	$-	$-

The Accompanying Notes are an Integral

Part of the Condensed Financial Statements

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates

Presentation of Interim Information

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our December 31, 2011 Annual Report filed on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, as permitted by the SEC, although we believe the disclosures made are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to fairly present our financial position at June 30, 2012 and the results of our operations and cash flows for the periods presented. The December 31, 2011 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred no advertising expense for the six months ended June 30, 2012 and 2011.

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Accounts Receivable

The Company provides for potentially uncollectible accounts receivable by use of the allowance method. The allowance is provided based upon a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable. As of June 30, 2012 and December 31, 2011, there was no provision for uncollectible trade accounts receivable. The Company does not accrue interest charges on delinquent accounts receivable. The accounts are generally unsecured.

Inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market value. The Company regularly assesses inventory quantities on hand and records provisions for excess and obsolete inventory based primarily on our estimated forecast of product demand. Inventories at June 30, 2012 were determined using a perpetual inventory system with periodic counts.

Deferred Income Taxes

Deferred income taxes are provided for on an asset and liability method, whereby deferred tax assets and liabilities are recognized for deductible temporary differences and operating loss carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that the carry forwards will not be utilized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

For the three months ended June 30, 2012 warrants to purchase 247,489 shares of the Company’s common stock were not included in the determination of diluted loss per share, as they were antidilutive, and would decrease the loss per share. In addition, the Company had notes payable and related accrued interest as of June 30, 2012 that were convertible into 263,613 shares of common stock, which also would have been anti-dilutive and have been excluded in the calculation of loss per share.

For the six months ended June 30, 2012 warrants to purchase 247,489 shares of the Company’s common stock were included in the determination of diluted earnings per share as the average price of the Company’s common stock for the six months ended June 30, 2012 was above the exercise price of the aforementioned warrants in accordance with the Treasury Stock Method under ASC 260 to calculate diluted earnings per share. The Company also had notes payable and related accrued interest, which were convertible into 263,613 shares of common stock as of June 30, 2012. The Company used the If Converted Method under ASC 260 to calculate diluted earnings per share related to the notes payable. Accordingly, $1,581 of interest expense related to the convertible notes for the six months ended June 30, 2012 was excluded in arriving at net income available to common shareholders.

Earnings per share for the three and six months ended June 30 are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic earnings per share:
Net income (loss) available to common shareholders	$(10,682)	$(34,851)	$8,418	$(58,443)
Weighted average common shares outstanding	3,678,000	3,678,000	3,678,000	3,678,000
Basic Earnings per share	$(0.00)	$(0.01)	$0.00	$(0.02)

Diluted earnings per share:
Net income (loss) available to common shareholders	N/A	N/A	$9,999	N/A
Weighted average common shares outstanding	3,678,000	3,678,000	3,678,000	3,678,000
Effect of dilutive securities:
Warrants convertible to common stock	N/A	N/A	35,356	N/A
Notes payable and accrued interest convertible to common stock	N/A	N/A	263,613	N/A
Weighted average common and common equivalent shares outstanding	N/A	N/A	3,976,969	N/A
Diluted earnings per share	N/A	N/A	$0.00	N/A

Fair Values of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, deferred income, and short-term loans approximate their fair values because of the relatively short-term maturity of these instruments.

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 2
Related Party Transactions

The Company has a note payable to a related party, TGE, in the amount of $44,121 as of June 30, 2012 and December 31, 2011, bearing interest at a rate of 8.25%. All outstanding principal and interest was due and payable on December 15, 2010. In December 2010, the note and accrued interest were extended from December 15, 2010 until January 15, 2012. In January 2012, the note and accrued interest were further extended from January 15, 2012 until January 15, 2013. As of June 30, 2012 and December 31, 2011, there was accrued interest in the amount of $14,659 and $13,818, respectively.

On March 26, 2010, TGE, the Company’s affiliate and former parent, assigned the Company its federally registered trademark “Aurios” in consideration for a payment of $100. On April 1, 2010, TGE assumed ownership from the Company of all parts and raw materials maintained in the inventory. The Company now maintains only a finished goods inventory. Total purchases from TGE for the six months ended June 30, 2012 and 2011 were $6,090 and $1,750, respectively. In addition, during the six months ended June 30, 2012, the Company paid shipping costs of $494 on behalf of TGE and is owed this amount as of June 30, 2012. The $494 receivable is included in prepaid expenses and other assets on the condensed balance sheet at June 30, 2012.

On December 15, 2010, the Company issued convertible promissory notes in the amount of $10,000 each to Ira J. Gaines, Paul Attaway, and Christian J. Hoffmann III, all of whom are principal shareholders of the Company, for a total of $30,000 that they loaned to the Company. Each note bears interest at a rate of 6.0% per annum with principal and interest due on December 14, 2011. In December 2011, the maturity date of the notes and, along with accrued interest, were extended to December 14, 2012. The notes and any accrued interest are convertible into common stock of the Company at a rate of $0.30 per share. As of June 30, 2012 and December 31, 2011, there was accrued interest on the notes of $2,819 and $1,909, respectively. In addition, each note holder was issued 33,333 common stock warrants for a total of 99,999 warrants. The warrants vested immediately, have an exercise price of $0.30 per share and have a 10-year term expiring December 14, 2020. As a result of the warrants and the conversion feature, a discount was recorded on the debt in the amount of $15,000. The discount is amortized over the one-year term of the debt. During the six months ended June 30, 2012 and 2011, the Company recorded interest expense related to the discount of $0 and $7,500, respectively. As of June 30, 2012 and December 31, 2011, there was $0 of non-amortized discount netted against the carrying amount of the debt.

During the six months ended June 30, 2012 and 2011, the Company paid $13,583 and $11,802, respectively, in legal services to a law firm in which Christian J. Hoffmann, III principal stockholder of Aurios is a partner. He also performed or supervised the legal services rendered by his law firm. As of June 30, 2012 and December 31, 2011, the Company owed the law firm $58,760 and $50,178, respectively. In addition, on December 31, 2010, the Company issued a note to such firm representing $44,248 in outstanding invoices that the Company owed. The note bears interest at a rate of 3.0% per annum, with all outstanding principal and interest due on January 15, 2012, or earlier upon the occurrence of certain events. In January 2012, the maturity date of the note was extended to January 14, 2013. The note is convertible into shares of the Company’s common stock at a rate of $0.30 per share. As of June 30, 2012 and December 31, 2011, there was accrued interest on the note of $2,017 and $1,346, respectively. The law firm was also issued 147,490 common stock warrants, which vested immediately, have an exercise price of $0.30 per share, and have a 10-year term expiring December 30, 2020. As a result of the warrants and the conversion feature, a discount was recorded on the debt in the amount of $22,124. The discount is amortized over the one year term of the debt. During the six months ended June 30, 2012 and 2011, the Company recorded interest expense related to the discount of $1,702 and $10,211, respectively. As of June 30, 2012 and December 31, 2011, there was $0 and $1,702, respectively, of non-amortized discount netted against the carrying amount of the debt.

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 2
Related Party Transactions (Continued)

A schedule of minimum future principal payments on the above notes payable is as follows:

Period Ending	Principal		Net
June 30,	Amount	Discount	Amount
2013	$118,369	$-	$118,369

	$118,369	$-	$118,369

Note 3
Accounts Receivable

Accounts Receivable consists of:

	June 30, 2012	December 31, 2011
Accounts Receivable	$719	$2,250
Less: Allowance for Doubtful Accounts	-	-
	$719	$2,250

Note 4
Concentration of Credit Risk

The Company maintains cash accounts at a financial institution. At June 30, 2012 and December 31, 2011, the Company had no uninsured cash and cash equivalents.

For the six months ended June 30, 2012 and 2011, the Company made 93% and 96% of its sales to four customers. As of June 30, 2012 and December 31, 2011 receivables from these customers were $450 and $2,250, respectively.

Note 5
Deferred Income

On November 10, 2011 the Company entered into an agreement with FastLane Retail Systems, Inc. (“FastLane”) under which it agreed to negotiate only with FastLane regarding a possible transaction until January 10, 2012. FastLane paid the Company $16,500 in consideration for entering into this agreement. The payment was non-refundable except if the Company violated its terms. The agreement expired on January 10, 2012 with no definitive agreement between the parties and the income was recognized at that time as other income.

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 5
Deferred Income (Continued)

On February 3, 2012 the Company entered into another agreement with FastLane under which it agreed to negotiate only with FastLane regarding a possible transaction. FastLane paid the Company $10,000 in consideration for entering into this agreement, which was to expire on March 30, 2012. The payment was non-refundable except if the Company violated its terms. The agreement expired on March 30, 2012 with no definitive agreement between the parties and the income was recognized at that time as other income.

On March 27, 2012 the Company entered into another agreement with FastLane under which it agreed to negotiate only with FastLane regarding a possible transaction. FastLane paid the Company $15,000 in consideration for entering into this agreement, which expired on May 1, 2012. The payment was non-refundable except if the Company violated its terms. The agreement expired on May 1, 2012 with no definitive agreement between the parties and the income was recognized at that time as other income.

On April 30, 2012 the Company entered into another agreement with FastLane under which it agreed to negotiate only with FastLane regarding a possible transaction. FastLane paid the Company $9,150 in consideration for entering into this agreement, which was to expire on May 30, 2012. The payment is non-refundable except if the Company violates its terms. The agreement expired on May 30, 2012 with no definitive agreement between the parties and the income was recognized at that time as other income.

Note 6
Stockholders’ Equity (Deficit)

Stock Options:

The Company, under its 2007 Stock Option Plan, is authorized to grant options for up to 625,000 shares of common stock, no par value. Options may be granted as incentive stock options or nonqualified stock options. Incentive stock options shall not be granted at less than one hundred percent (100%) of the fair market value of the common stock on the date of the grant, and have exercise terms of up to ten years with vesting periods determined at the discretion of the Company’s board of directors. As of June 30, 2012 no stock options had been granted.

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

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 6
Stockholders’ Equity (Continued)

Warrants Outstanding and Exercisable

Weighted
Average
	Weighted		Remaining
	Average	Aggregate	Contractural
Number of	Exercise	Intrinsic	Life
Shares	Price	Value	(In Years)

247,489	$0.30	$54,448	8.49

Note 7
Income Taxes

The provisions for income tax expense consist of the following:

	Six Months Ended June 30,
	2012	2011
Deferred:
Income tax (expense) /benefit at statutory rates	$(3,300)	$22,800
Valuation allowance of net operating loss	3,300	(22,800)

	$-	$-

The Company’s deferred tax asset consists of the following:

	June 30, 2012	December 31, 2011
Deferred tax asset:
Net operating loss carryforward	$164,900	168,200
Less: Valuation allowance	(164,900)	(168,200)

Net deferred tax asset	$-	$-

As of June 30, 2012 and December 31, 2011, the Company had net operating loss carryforwards of approximately $423,000 and $432,000, respectively. The loss carryforwards, unless utilized, will expire from 2027 through 2032.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our history of declining operating results; (ii) our independent registered public accounting firm expressed a going concern opinion; (iii) our ability to raise additional working capital that we may require and, if available, that such working capital will be on terms favorable to us; (iv) our ability to implement our business plan; (v) uncertainties regarding our ability to increase revenues and penetrate our market; (vi) economic and general risks relating to business; (vii) our ability to manage our cost of production; (viii) our ability to protect our intellectual property through patents and other intellectual property protection, as well as keep our AVT License, as defined below, in effect; (ix) our dependence on key personnel; (x) increased competition or our failure to compete successfully; (xi) our ability to keep pace with technological advancements in our industry; (xii) our ability to continue to comply with the Sarbanes-Oxley Act of 2002; (xiii) our nonpayment of dividends and lack of plans to pay dividends in the future; (xiv) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xv) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xvi) the price of our stock is likely to be highly volatile because of several factors, including a relatively limited public float; and (xvii) indemnification of our officers and directors.

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

Our vibration isolation products produce superior sound quality by sharpening, not softening, the sound. AVT holds the patents respecting our products in the United States and Taiwan. AVT has granted us a non-exclusive world-wide license to sell the products under the patents (“AVT License”). The AVT License automatically renews every year as long as we are in compliance with its terms; however, the AVT License is terminable by each of the parties under certain conditions. We pay AVT a royalty of 5% of our net sales under the license agreement. We outsource the manufacture of our products to several qualified machine shops in the Phoenix metropolitan area. On March 26, 2010, TGE assigned its federally registered trademark respecting the “Aurios” name to us in consideration of $100.

For the Three Months Ended June 30, 2012 and 2011

Results From Operations

Revenues

Since our inception, our activities have focused on product and market development with a nominal level of operations. Revenues for the three months ended June 30, 2012 and 2011 were $0 and $4,878, respectively. Revenues decreased for the three months ended June 30, 2012 due to no demand from our distributors in the quarter.

Most of our sales are made through audio equipment distributors, with the balance being direct retail sales. For the three months ended June 30, 2012, there were no sales. For the three months ended June 30, 2011, 65% and 35% of sales were made through distributors, Music Direct and RAM Technology, respectively. No other customer accounted for more than 10% of sales in either period.

Cost of Sales

The cost of sales on units sold for the three months ended June 30, 2012 were $0 as there were no sales, compared to $890 (18.2% of revenues) for the three months ended June 30, 2011.

Gross Margin

Gross margin for the three months ended June 30, 2012 totaled $0 as there were no sales, compared to $3,988 (81.8% of revenues) for the three months ended June 30, 2011.

Other Income

Other income for the three months ended June 30, 2012 totaled $24,150 and related to two agreements we entered into with FastLane Retail Systems, Inc. providing for exclusivity in negotiations between the parties for a possible transaction. We had no other income for the three months ended June 30, 2011.

Operating Expenses

In the three months ended June 30, 2012, we had expenses consisting of legal expenses of $13,583 and accounting expenses of $17,414 related to being publicly held and for certain corporate matters. In the three months ended June 30, 2011, we had expenses consisting of legal expenses of $5,847 and accounting expenses of $20,454 related to being publicly held.

Interest Expense

Interest expense was $1,710 and $10,566 for the three months ended June 30, 2012 and 2011, respectively. The decrease was primarily related to interest expense from the issuance of convertible debt, common stock purchase warrants and a beneficial conversion feature on debt entered into in the year ended December 31, 2010 and expensed primarily in 2011.

Income Tax Provision

The Company had a potential tax provision benefit of approximately $4,100 and $13,600 for the three months ended June 30, 2012 and 2011, respectively, arising from losses generated during the aforementioned periods. The Company has fully reserved against these benefits due to the uncertainty of their realization.

Net Income / (Loss)

For the reasons listed above, for the three months ended June 30, 2012 and 2011, the Company recorded a net loss of $10,682 and $34,851, respectively, an increase in its net income of $24,169.

Basic and Diluted Loss per Share

The basic loss per share was $0.00 for the three months ended June 30, 2012. The basic loss per share was <$0.01> for the three months ended June 30, 2011, for the reasons previously noted.

For the Six Months Ended June 30, 2012 and 2011

Results From Operations

Revenues

Since our inception, our activities have focused on product and market development with a nominal level of operations. Revenues for the six months ended June 30, 2012 and 2011 were $8,341 and $9,549, respectively. Revenues decreased primarily due to less demand from our distributors in 2012.

Most of our sales are made through audio equipment distributors, with the balance being direct retail sales. For the six months ended June 30, 2012, 29%, 27%, 26% and 11% of sales were made through distributors, Music Direct, Absolute Hi End, Non Stop Audio Co., and Mike McKool, respectively. For the six months ended June 30, 2011, 38%, 29%, 18% and 11% of sales were made through distributors, Music Direct, Roksan Trading Company, and Galen Carol Audio, respectively. No other customer accounted for more than 10% of sales in either period.

Cost of Sales

The cost of sales on units sold for the six months ended June 30, 2012 totaled $6,150 (73.7% of revenues) compared to $3,455 (36.2% of revenues) for the six months ended June 30, 2011. The cost of sales for the six months ended June 30, 2012 was higher as a percentage of revenues in 2011 due to an increase in the cost of materials for the products sold.

Gross Margin

Gross margin for the six months ended June 30, 2012 totaled $2,191 (26.3% of revenues) compared to $6,094 (63.8% of revenues) for the six months ended June 30, 2011. The percentage decrease in gross margin was due primarily to higher material costs.

Other Income

Other income for the six months ended June 30, 2012 totaled $50,650 and related to four agreements we entered into with FastLane Retail Systems, Inc. providing for exclusivity in negotiations between the parties for a possible transaction. We had no other income for the six months ended June 30, 2011.

Operating Expenses

In the six months ended June 30, 2012, we had expenses consisting of legal expenses of $13,583 and accounting expenses of $22,414 related to being publicly held. In the six months ended June 30, 2011, we had additional expenses consisting of legal expenses of $11,802 and accounting expenses of $28,720 related to being publicly held.

Interest Expense

Interest expense was $5,123 and $21,113 for the six months ended June 30, 2012 and 2011, respectively. The decrease was primarily related to interest expense from the issuance of convertible debt and common stock purchase warrants and a beneficial conversion feature on debt entered into in the year ended December 31, 2010 and expensed primarily in 2011.

Income Tax Provision

The Company had a potential tax provision (expense) / benefit of approximately $(3,300) and $22,800 for the six months ended June 30, 2012 and 2011, respectively, arising from (income) / losses generated during the aforementioned periods. The Company has fully reserved against its benefits from net operating losses due to the uncertainty of their realization.

Net Income / (Loss)

For the reasons listed above, for the six months ended June 30, 2012 and 2011, the Company recorded net income / (loss) of $8,418 and $(58,443), respectively, an increase in its net income of $66,861.

Basic and Diluted Income (Loss) per Share

The basic and diluted earnings per share was $0.00 and $0.00 for the six months ended June 30, 2012, respectively. The basic and diluted loss per share was <$0.02> for the six months ended June 30, 2011, for the reasons previously noted.

Liquidity and Capital Resources

Our independent registered public accounting firm has rendered a going concern opinion. We provided for our cash requirements in 2010 and 2011 and into 2012 through the issuance of equity and debt, largely from capital from our three principal shareholders as well as the cash from our other income. During the third quarter of 2011 our three principal shareholders loaned us $12,000. We intend to obtain the working capital that we will require to operate for the next twelve months through the sale of debt or equity securities, deferral of payment of certain accounts payable and, if we are able to, by generating operating income through increased sales. We can make no assurances that we will be successful in this regard. If our revenues do not increase and our cash flow is not positive or not sufficient to meet our working capital needs, we will need to seek to raise capital through the sale of our equity or debt securities. We have no commitments for obtaining such financing and there can be no assurance that we could obtain the necessary funds or obtain them on terms favorable to us. Any future financing may be on terms that substantially dilute the ownership interests of present shareholders. If we are unable to raise sufficient additional capital as necessary, we may have to suspend or contract operations or cease operations entirely, the financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As of June 30, 2012, we had a working capital deficit of ($220,053).

Capital Commitments

We had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2012 and December 31, 2011.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities and Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2012. This evaluation was carried out under the supervision and with the participation of our President, Chief Executive Officer and Chief Financial Officer, Paul Attaway. Based upon that evaluation, he has concluded that, as of June 30, 2012, our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in this report was recorded, processed, summarized and communicated to our management as appropriate and within the time periods specified in SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting, as such term is defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act, during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect such controls.

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

Date: August 14, 2012

	By:	/s/ Paul Attaway
Paul Attaway
	Title:	President, Chief Executive Officer, Chief Financial
Officer and Director

