Form 10-Q
period 2012-09-30
Aurios Inc.
filed 2012-11-14
CIK 1434768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 11, 2012
Common Stock, no par value	3,678,000

FORM 10-Q

AURIOS INC.

September 30, 2012

2

AURIOS INC.

CONDENSED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current Assets:
Cash	$741	$7,263
Accounts receivable	430	2,250
Prepaid expenses and other assets	474	-
Inventory	3,239	2,195
Total Assets	$4,884	$11,708

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Current Liabilities:
Accounts payable	$89,059	$89,939
Deferred income	-	16,500
Accrued interest	21,278	17,073
Notes payable and advances - related party, net of discount	125,189	116,667
Total Liabilities	235,526	240,179

Stockholders’ Equity / (Deficit):
Common stock - no par value; 90,000,000 shares authorized, 3,678,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	197,795	197,795
Additional paid-in capital	37,124	37,124
Accumulated deficit	(465,561)	(463,390)

Total Stockholders’ Equity/(Deficit)	(230,642)	(228,471)

Total Liabilities and Stockholders’ Equity / (Deficit)	$4,884	$11,708

The Accompanying Notes are an Integral

Part of the Condensed Financial Statements

AURIOS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Sales	$566	$6,178	$8,907	$15,727

Cost of Sales	642	3,660	6,792	7,115

Gross Profit (Loss)	(76)	2,518	2,115	8,612

General and Administrative Expenses	8,391	8,282	47,690	51,706

Loss from Operations	(8,467)	(5,764)	(45,575)	(43,094)

Other (Income) / Expense, net	339	-	(50,311)	-
Interest Expense	1,783	10,691	6,907	31,804

Net Loss (Unaudited)	$(10,589)	$(16,455)	$(2,171)	$(74,898)

Basic net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Diluted net loss per common share	N/A	N/A	N/A	N/A

Basic weighted average shares outstanding	3,678,000	3,678,000	3,678,000	3,678,000
Diluted weighted average shares outstanding	N/A	N/A	N/A	N/A

The Accompanying Notes are an Integral

Part of the Condensed Financial Statements

AURIOS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

For the nine months ended September 30, 2012

(Unaudited)

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2011	3,678,000	$197,795	$37,124	$(463,390)	$(228,471)

Net loss for the nine months ended September 30, 2012 (Unaudited)	-	-	-	(2,171)	(2,171)

Balance at September 30, 2012 (Unaudited)	3,678,000	$197,795	$37,124	$(465,561)	$(230,642)

The Accompanying Notes are an Integral

Part of the Condensed Financial Statements

AURIOS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net Loss	$(2,171)	$(74,898)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	1,702	26,567
Changes in Assets and Liabilities:
Accounts receivable	1,820	496
Prepaid expenses and other assets	(474)	-
Inventory	(1,044)	1,800
Accounts payable	(880)	18,183
Deferred income	(16,500)	-
Accrued interest	4,205	(259)

Net cash used by operating activities	(13,342)	(28,111)

Cash flows from financing activities:
Proceeds from notes payable - related party	6,820	12,000

Net cash provided by financing activities	6,820	12,000

Net change in cash and cash equivalents	(6,522)	(16,111)

Cash and cash equivalents at beginning of period	7,263	23,438

Cash and cash equivalents at end of period	$741	$7,327

Supplemental Information:
Interest paid	$1,000	$5,495
Income taxes paid	$-	$-

The Accompanying Notes are an Integral

Part of the Condensed Financial Statements

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates

Presentation of Interim Information

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our December 31, 2011 Annual Report filed on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, as permitted by the SEC, although we believe the disclosures made are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to fairly present our financial position at September 30, 2012 and the results of our operations and cash flows for the periods presented. The December 31, 2011 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred no advertising expense for the nine months ended September 30, 2012 and 2011.

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Accounts Receivable

The Company provides for potentially uncollectible accounts receivable by use of the allowance method. The allowance is provided based upon a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable. As of September 30, 2012 and December 31, 2011, there was no provision for uncollectible trade accounts receivable. The Company does not accrue interest charges on delinquent accounts receivable. The accounts are generally unsecured.

Inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market value. The Company regularly assesses inventory quantities on hand at the end of the calendar year and records provisions for excess and obsolete inventory based primarily on our estimated forecast of product demand. At September 30, 2012 and 2011, the provision for excess and obsolete inventory was nil. Inventories at September 30, 2012 were determined using a perpetual inventory system with periodic counts.

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

Discount on Debt

During the year ended December 31, 2010, the Company issued convertible debt instruments together with detachable warrants. This resulted in a beneficial conversion feature and the value of the warrants, creating a discount on the debt. The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the straight line method which approximates the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense.

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

As of September 30, 2012 and 2011 warrants to purchase 247,489 shares of the Company’s common stock were not included in the determination of diluted loss per share, as they were antidilutive, and would decrease the loss per share. In addition, the Company had notes payable and related accrued interest as of September 30, 2012 and 2011 that were convertible into 266,457 and 255,678, respectively, shares of common stock, which also would have been anti-dilutive and have been excluded in the calculation of loss per share.

Fair Values of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, deferred income, and short-term loans approximate their fair values because of the relatively short-term maturity of these instruments.

Note 2
Related Party Transactions

The Company has a note payable to a related party, TGE, in the amount of $44,121 as of September 30, 2012 and December 31, 2011, bearing interest at a rate of 8.25%. All outstanding principal and interest was due and payable on December 15, 2010. In December 2010, the note and accrued interest were extended from December 15, 2010 until January 15, 2012. In January 2012, the note and accrued interest were further extended from January 15, 2012 until January 15, 2013. As of September 30, 2012 and December 31, 2011, there was accrued interest in the amount of $15,589 and $13,818, respectively.

On March 26, 2010, TGE, the Company’s affiliate and former parent, assigned the Company its federally registered trademark “Aurios” in consideration for a payment of $100. On April 1, 2010, TGE assumed ownership from the Company of all parts and raw materials maintained in the inventory. The Company now maintains only a finished goods inventory. Total purchases from TGE for the nine months ended September 30, 2012 and 2011 were $6,090 and $1,750, respectively.

On December 15, 2010, the Company issued convertible promissory notes in the amount of $10,000 each to Ira J. Gaines, Paul Attaway, and Christian J. Hoffmann III, all of whom are principal shareholders of the Company, for a total of $30,000 that they loaned to the Company. Each note bears interest at a rate of 6.0% per annum with principal and interest due on December 14, 2011. In December 2011, the maturity date of the notes and, along with accrued interest, were extended to December 14, 2012. The notes and any accrued interest are convertible into common stock of the Company at a rate of $0.30 per share. As of September 30, 2012 and December 31, 2011, there was accrued interest on the notes of $3,333 and $1,909, respectively. In addition, each note holder was issued 33,333 common stock warrants for a total of 99,999 warrants. The warrants vested immediately, have an exercise price of $0.30 per share and have a ten-year term expiring December 14, 2020. As a result of the warrants and the conversion feature, a discount was recorded on the debt in the amount of $15,000. The discount is amortized over the one-year term of the debt. During the nine months ended September 30, 2012 and 2011, the Company recorded interest expense related to the discount of $0 and $11,250, respectively. As of September 30, 2012 and December 31, 2011, there was $0 of non-amortized discount netted against the carrying amount of the debt.

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 2
Related Party Transactions (Continued)

During the nine months ended September 30, 2012 and 2011, the Company paid $13,583 and $13,066, respectively, in legal services to a law firm in which Christian J. Hoffmann, III principal stockholder of Aurios is a partner. He also performed or supervised the legal services rendered by his law firm. As of September 30, 2012 and December 31, 2011, the Company owed the law firm $58,760 and $50,178, respectively. In addition, on December 31, 2010, the Company issued a note to such firm representing $44,248 in outstanding invoices that the Company owed. The note bears interest at a rate of 3.0% per annum, with all outstanding principal and interest due on January 15, 2012, or earlier upon the occurrence of certain events. In January 2012, the maturity date of the note was extended to January 14, 2013. The note is convertible into shares of the Company’s common stock at a rate of $0.30 per share. As of September 30, 2012 and December 31, 2011, there was accrued interest on the note of $2,356 and $1,346, respectively. The law firm was also issued 147,490 common stock warrants, which vested immediately, have an exercise price of $0.30 per share, and have a ten-year term expiring December 30, 2020. As a result of the warrants and the conversion feature, a discount was recorded on the debt in the amount of $22,124. The discount is amortized over the one-year term of the debt. During the nine months ended September 30, 2012 and 2011, the Company recorded interest expense related to the discount of $1,702 and $15,318, respectively. As of September 30, 2012 and December 31, 2011, there was $0 and $1,702, respectively, of non-amortized discount netted against the carrying amount of the debt.

On August 8, 2011, Ira J. Gaines, Paul Attaway and Christian J. Hoffmann III, all of whom are principal shareholders of the Company, each advanced $4,000, for a total of $12,000 to the Company. Each advance bore interest at a rate of 6.0% with principal and interest due on December 15, 2011. On November 14, 2011 all principal and accrued interest was repaid by the Company to the principal shareholders.

On August 14, 2011, Ira J. Gaines, Paul Attaway and Christian J. Hoffmann III, respectively all of whom are principal shareholders of the Company, advanced a total of $6,820 to the Company. Each advance bears interest at a rate of 6.0% per annum, with principal and interest due on February 14, 2013. As of September 30, 2012 and December 31, 2011, there was accrued interest on the notes of nil.

A schedule of minimum future principal payments on the above notes payable is as follows:

Period Ending	Principal		Net
September 30,	Amount	Discount	Amount
2013	$125,189	$-	$125,189

	$125,189	$-	$125,189

Note 3
Accounts Receivable

Accounts Receivable consists of:

	September 30, 2012	December 31, 2011
Accounts Receivable	$430	$2,250
Less: Allowance for Doubtful Accounts	-	-
	$430	$2,250

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 4
Concentration of Credit Risk

The Company maintains cash accounts at a financial institution. At September 30, 2012 and December 31, 2011, the Company had no uninsured cash and cash equivalents.

For the nine months ended September 30, 2012 and 2011, the Company made 83% and 83% of its sales to three and five customers, respectively. As of September 30, 2012 and December 31, 2011 receivables from these customers were $430 and $2,250, respectively.

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

Note 6
Stockholders’ Equity (Deficit)

Stock Options:

The Company, under its 2007 Stock Option Plan, is authorized to grant options for up to 625,000 shares of common stock, no par value. Options may be granted as incentive stock options or nonqualified stock options. Incentive stock options shall not be granted at less than one hundred percent (100%) of the fair market value of the common stock on the date of the grant, and have exercise terms of up to ten years with vesting periods determined at the discretion of the Company’s board of directors. As of September 30, 2012 no stock options had been granted.

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 6
Stockholders’ Equity (Deficit) (Continued)

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

On December 15, 2010, the Company granted warrants to purchase shares of common stock at $0.30 per share to Ira Gaines, Paul Attaway, and Christian Hoffmann III, respectively all of whom are principal shareholders of the Company, each were issued 33,333 common stock warrants for a total of 99,999 total warrants. The warrants vested immediately, have an exercise price of $0.30 per share and have a ten-year term expiring December 14, 2020. The Company valued the warrants at $0.10 per warrant using the Black-Scholes option pricing model.

On December 31, 2010, the Company granted 147,490 warrants to purchase shares of common stock at $0.30 per share to the law firm of Quarles & Brady LLP. The warrants vested immediately, have an exercise price of $0.30 per share and have a ten-year term expiring December 30, 2020. The Company valued the warrants at $0.10 per warrant using the Black-Scholes option pricing model.

Note 6
Stockholders’ Equity (Continued)

Warrants Outstanding and Exercisable

Weighted
Average
	Weighted		Remaining
	Average	Aggregate	Contractural
Number of	Exercise	Intrinsic	Life
Shares	Price	Value	(In Years)

247,489	$0.30	$-	8.24

Note 7
Income Taxes

The provisions for income tax expense consist of the following:

	Nine Months Ended September 30,
	2012	2011
Deferred:
Income tax (expense) /benefit at statutory rates	$900	$29,200
Valuation allowance of net operating loss	(900)	(29,200)

	$-	$-

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 7
Income Taxes (Continued)

The Company’s deferred tax asset consists of the following:

	September 30, 2012	December 31, 2011
Deferred tax asset:
Net operating loss carryforward	$169,100	$168,200
Less: Valuation allowance	(169,100)	(168,200)

Net deferred tax asset	$-	$-

As of September 30, 2012 and December 31, 2011, the Company had net operating loss carryforwards of approximately $434,000 and $432,000, respectively. The loss carryforwards, unless utilized, will expire from 2027 through 2032.

Our federal and state tax returns are subject to changes upon examination. For federal income tax purposes, years 2008 through 2012 are open for examination and for state income tax purposes the years 2007 through 2012 are open for examination.

The Company’s policy is to classify any interest and penalties to income taxes in the financial statements.

Note 8
Going Concern

The Company has incurred an accumulated deficit and has had negative cash flows from its operations. Realization of the Company’s assets is dependent upon the Company’s ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As such, the Company’s independent registered public accounting firm has expressed an uncertainty about the Company’s ability to continue as a going concern in their opinion attached to our audited financial statements for the year ended December 31, 2011. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our vibration isolation products produce superior sound quality by sharpening, not softening, the sound. AVT holds the patents respecting our products in the United States and Taiwan. AVT has granted us a non-exclusive world-wide license to sell the products under the patents (“AVT License”). The AVT License will expire on December 31, 2012 unless the parties mutually agree to an extension. We pay AVT a royalty of 5% of our net sales under the license agreement. We outsource the manufacture of our products to several qualified machine shops in the Phoenix metropolitan area. On March 26, 2010, TGE assigned its federally registered trademark respecting the “Aurios” name to us in consideration of $100.

For the Three Months Ended September 30, 2012 and 2011

Results From Operations

Revenues

Since our inception, our activities have focused on product and market development with a nominal level of operations. Revenues for the three months ended September 30, 2012 and 2011 were $566 and $6,178, respectively. Revenues declined for the three months ended September 30, 2012 due to less demand from our distributors in the quarter.

Most of our sales are made through audio equipment distributors, with the balance being direct retail sales. For the three months ended September 30, 2012, we had sales of $566 to a dealer in Hong Kong named Non Stop Audio Company. For the three months ended September 30, 2011, 52%, 28% and 14% of sales were made through distributors, MWon Sang Sa Co, Absolute Hi End, and Non Stop Audio Company, respectively. No other customer accounted for more than 10% of sales in either period.

Cost of Sales

The cost of sales on units sold for the three months ended September 30, 2012 was $642 (113% of revenues) compared to $3,660 (59.2% of revenues) for the three months ended September 30, 2011 because we sold fewer units and the prices of those units were marked down from prior period levels.

Gross Margin

Gross margin for the three months ended September 30, 2012 totaled <$76> (<13%> of revenues) compared to $2,518 (40.8% of revenues) for the three months ended September 30, 2011 because the prices of the units sold were marked down from prior period levels.

Other Income

We had $339 of other income for the three months ended September 30, 2012 and no other income for the three months ended September 30, 2011.

General and Administrative Expenses

In the three months ended September 30, 2012, we had general and administrative expenses consisting of legal expenses of $0 and accounting expenses of $6,927 related to being publicly held and for certain corporate matters. In the three months ended September 30, 2011, we had general and administrative expenses consisting of legal expenses of $1,264 and accounting expenses of $3,254 related to being publicly held.

Interest Expense

Interest expense was $1,783 and $10,691 for the three months ended September 30, 2012 and 2011, respectively. The decrease was primarily related to interest expense from the issuance of convertible debt, common stock purchase warrants and a beneficial conversion feature on debt entered into in the year ended December 31, 2010 and expensed primarily in 2011.

Income Tax Provision

The Company had a potential tax provision benefit of approximately $4,200 and $6,400 for the three months ended September 30, 2012 and 2011, respectively, arising from losses generated during the aforementioned periods. The Company has fully reserved against these benefits due to the uncertainty of their realization.

Net Loss

For the reasons listed above, for the three months ended September 30, 2012 and 2011, the Company recorded a net loss of $10,589 and $16,455, respectively, a decrease in its net loss of $5,866.

Basic and Diluted Loss per Share

The basic and diluted loss per share was <$0.00> for the three months ended September 30, 2012. The basic and diluted loss per share was <$0.00> for the three months ended September 30, 2011, for the reasons previously noted.

For the Nine Months Ended September 30, 2012 and 2011

Results From Operations

Revenues

Since our inception, our activities have focused on product and market development with a nominal level of operations. Revenues for the nine months ended September 30, 2012 and 2011 were $8,907 and $15,727, respectively. Revenues decreased primarily due to less demand from our distributors in 2012.

Most of our sales are made through audio equipment distributors, with the balance being direct retail sales. For the nine months ended September 30, 2012, 27%, 31%, and 25% of sales were made through distributors, Music Direct, Non Stop Audio Co., and Absolute Hi End, respectively. For the nine months ended September 30, 2011, 23%, 20%, 18%, 11% and 11% of sales were made through distributors, Music Direct, Won Sang Sa Co., Roksan Trading Company, Absolute Hi End, and RAM Technology, respectively. No other customer accounted for more than 10% of sales in either period.

Cost of Sales

The cost of sales on units sold for the nine months ended September 30, 2012 totaled $6,792 (76.3% of revenues) compared to $7,115 (45.2% of revenues) for the nine months ended September 30, 2011. The cost of sales for the nine months ended September 30, 2012 was lower primarily due to a decrease in units sold and in the prices of such units. The cost of sales as a percentage of revenues for the periods in 2012 compared to 2011 increased primarily due to a decrease in the prices of the units sold in 2012.

Gross Margin

Gross margin for the nine months ended September 30, 2012 totaled $2,115 (23.7% of revenues) compared to $8,612 (54.8% of revenues) for the nine months ended September 30, 2011. The percentage decrease in gross margin was due primarily to lower unit sales prices.

Other Income

Other income for the nine months ended September 30, 2012 totaled $50,311 and related to four agreements we entered into with FastLane Retail Systems, Inc. providing for exclusivity in negotiations between the parties for a possible transaction. We had no other income for the nine months ended September 30, 2011.

General and Administrative Expenses

In the nine months ended September 30, 2012, we had general and administrative expenses consisting of legal expenses of $13,583 and accounting expenses of $29,341 related to being publicly held. In the nine months ended September 30, 2011, we had general and administrative expenses consisting of legal expenses of $13,066 and accounting expenses of $31,974 related to being publicly held.

Interest Expense

Interest expense was $6,907 and $31,804 for the nine months ended September 30, 2012 and 2011, respectively. The decrease was primarily related to interest expense from the issuance of convertible debt and common stock purchase warrants and a beneficial conversion feature on debt entered into in the year ended December 31, 2010 and expensed primarily in 2011.

Income Tax Provision

The Company had a potential tax provision benefit of approximately $900 and $29,200 for the nine months ended September 30, 2012 and 2011, respectively, arising from losses generated during the aforementioned periods. The Company has fully reserved against its benefits from net operating losses due to the uncertainty of their realization.

Net Loss

For the reasons listed above, for the nine months ended September 30, 2012 and 2011, the Company recorded net loss of ($2,171) and ($74,898), respectively, a decrease in its net loss of $72,727.

Basic and Diluted Loss per Share

The basic and diluted loss per share was <$0.00> and <$0.02> for the nine months ended September 30, 2012 and 2011, respectively, for the reasons previously noted.

Liquidity and Capital Resources

Our independent registered public accounting firm has rendered a going concern opinion. We provided for our cash requirements in 2010 and 2011 and into 2012 through the issuance of equity and debt, largely from capital from our three principal shareholders, as well as the cash from our other income. During the third quarter of 2012 and 2011 our three principal shareholders loaned us $6,820 and $12,000, respectively. We intend to obtain the working capital that we will require to operate for the next twelve months through the issuance of debt or equity securities, deferral of payment of certain accounts payable and, if we are able to, by generating operating income through increased sales. We can make no assurances that we will be successful in this regard. If our revenues do not increase and our cash flow is not positive or not sufficient to meet our working capital needs, we will need to seek to raise capital through the sale of our equity or debt securities. We have no commitments for obtaining such financing and there can be no assurance that we could obtain the necessary funds or obtain them on terms favorable to us. Any future financing may be on terms that substantially dilute the ownership interests of present shareholders. If we are unable to raise sufficient additional capital as necessary, we may have to suspend or contract operations or cease operations entirely. As such, the Company’s independent registered public accounting firm has expressed an uncertainty about the Company’s ability to continue as a going concern in their opinion attached to our audited financial statements for the year ended December 31, 2011. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As of September 30, 2012, we had a working capital deficit of ($230,642).

Capital Commitments

We had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2012 and December 31, 2011.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities and Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2012. This evaluation was carried out under the supervision and with the participation of our President, Chief Executive Officer and Chief Financial Officer, Paul Attaway. Based upon that evaluation, he has concluded that, as of September 30, 2012, our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in this report was recorded, processed, summarized and communicated to our management as appropriate and within the time periods specified in SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting, as such term is defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act, during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect such controls.

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

None.

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

Aurios Inc.

Date:		November 14, 2012

	By:	/s/ Paul Attaway
Paul Attaway
	Title:	President, Chief Executive Officer, Chief Financial Officer and Director

