Form 10-K
period 2012-12-31
Aurios Inc.
filed 2013-04-15
CIK 1434768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to  ____________

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

Common Stock, no par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

As of June 30, 2012, the aggregate market value of the registrant’s common equity held by non-affiliates computed by reference to the average of closing bid and ask prices ($0.52) of the registrant’s most recently completed second fiscal quarter was: $629,000.

There were 3,678,000 shares of the registrant’s common stock issued and outstanding as of March 31, 2013.

Documents Incorporated by Reference: None.

FORM 10-K

AURIOS INC.

DECEMBER 31, 2012

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

Part I

ITEM 1. Business.

We produced, marketed and distributed vibration isolation products to the high-end audio and video markets in the United States and in certain foreign countries until December 31, 2012. Our products included three bearings: the Aurios Classic Media Isolation Bearing (the “Classic MIB”), the Aurios Pro Max Media Isolation Bearing (the “Pro Max MIB”), and the Aurios Isotone Media Isolation Bearing (the “Isotone MIB”); the Series 100 Component Shelf, a shelf product; and Pivot Points, a spike mount product. The last of the foregoing bearings products was a variation of the Classic MIB. Our vibration isolation products produce superior sound quality by sharpening, not softening, the sound. Advanced Vibration Technologies Inc., an Arizona corporation (“AVT”), held the patents respecting our products in the United States and Taiwan. On February 25, 2010 AVT granted us a non-exclusive world-wide license to produce and sell the Pro Max MIB, the Classic MIB and the Isotone MIB under the patents (the “AVT License”). We paid a royalty of 5% of our net sales to AVT for the AVT License. On March 26, 2010, True Gravity Enterprises, Inc. (“TGE”) sold the federally registered trademark respecting the “Aurios” name to us for nominal consideration. We outsourced the manufacture of our products to several qualified machine shops in the Phoenix metropolitan area.

Recent Developments

The AVT License automatically renewed every year, unless the agreement was terminated: (i) due to a material breach that is not cured within 60 days of notice of such breach; (ii) by written statement by one of the parties of such party’s inability or unwillingness to perform pursuant to the terms and conditions of the license agreement; or (iii) due to a change of control or ownership or control of one party by or to any third party who is a competitor of the other party. The AVT License terminated on December 31, 2012 because AVT sold its business to a third party who is a competitor with the products of Aurios.

We intend to liquidate or sell our remaining inventory. Given this development, we are now a shell company with nominal assets. We are seeking a new business opportunity. We plan to identify, evaluate, and investigate various companies with the intent to conduct a reverse merger transaction under which we would acquire a target company with an operating business to continue the acquired company’s business as a publicly-held entity. There can be no assurance that we will find a suitable acquisition candidate or, if we do, that the terms will be favorable to our existing shareholders.

Corporate History

In the first quarter of 2000, TGE, our former parent company and the former licensor of our products to us, became aware of the demand for vibration isolation products in the high-end audio and video market. TGE designed and manufactured vibration isolation devices for use in high-end applications. These products were sold through Vistek Inc., a wholly-owned subsidiary of TGE. In response to the demand, TGE developed a bearing called the Media Isolation Bearing Series 1.0 (the “MIB 1.0”). In August 2001, TGE incorporated us as its wholly-owned subsidiary to promote the sale of Aurios MIB products. We ceased being a wholly-owned subsidiary of TGE in June 2007 and TGE ceased being our shareholder on December 31, 2007. On February 25, 2010, TGE sold substantially all of its assets, including the patents we use in our products, to AVT, which licensed us the patents we used in our products.

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

On May 8, 2009, our registration statement on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (“SEC”), which registered the resale of up to 193,000 shares of our issued and outstanding common stock, no par value per share, and 307,000 shares of common stock issuable upon the conversion of 122,800 outstanding shares of our Series A Convertible Preferred Stock (the “Preferred Stock”). Our common stock is quoted on the OTC Bulletin Board under the symbol “AURZ.”

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

Business Strategy - Sales and Marketing

We sought to increase the sales of our products through a three-pronged strategy, provided that we had sufficient capital. First, we introduced and promoted new products to keep the Aurios name and products prominent in the audiophile market. Second, we promoted sales of our products on-line with a new web site to attempt to capitalize on the popularity of social networks and on-line sales promotional tools. Finally, we tried to strengthen our distributor network both domestically and internationally. Unfortunately, our efforts in these regards were not successful.

Product Selection. We discontinued the following products: Series 100 Component Shelf; Isotone Bearings; and Accessories and continued to offer the ProMax Bearings and the Classic Bearings. In keeping with a renewed focus on bearings and simplicity, we introduced the Pivot Points, which is an inexpensive product to manufacture and requires no assembly.

On-line Marketing. We tried to simplify the website to promote easy purchasing by end users and distributors. Our web page contained an on-line store where our customers could purchase our products from us directly.

Strengthened Distribution. We attempted to identify strong, high-end brick and mortar distributors within the major metropolitan regions in the United States and provide these distributors with aggressive pricing to give them incentive to carry a small amount of inventory. Through integrating our on-line sales and marketing approach with that of our distributors, we believed that our distributors would continue to market our products without fear that potential customers can simply by-pass them and purchase directly from us. For the year ended December 31, 2012, 27%, 25% , 10% and 31% of sales were made to distributors Music Direct, Absolute Hi End, Mike McKool and Non Stop Audio, respectively. Revenues from sales to Music Direct for fiscal year 2012 and 2011 totaled $2,400 and $10,080, respectively. Revenues from sales to Absolute Hi End for fiscal year 2012 and 2011 totaled $2,242 and $1,740, respectively. Revenues from sales to Mike McKool for fiscal 2012 and 2011 totaled $924 and $0, respectively. Revenues from sales to Non Stop Audio for fiscal year 2012 and 2011 totaled $2,780 and $895, respectively.

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

We developed a MySpace page (see www.myspace.com/aurios) and our web page allows others to post used audio equipment for sale through such Myspace page. Our Myspace page and our used audio equipment section of our website are both low-cost methods that we are employing to increase our visibility and to advertise our products.

Competition

We have competed against numerous other companies, including Kinetics Systems, Inc., Bright Star, Audioquest, Final Labs and Symposium, that are engaged in manufacturing or selling vibration isolation products. Many of these companies have substantially greater resources than we do and enjoy established production facilities and processes, market presence, distribution networks and market share. It is likely that any or all of these other companies are in the process of, and have allocated substantially more resources in, developing their own products that are or would be competitive with our products.

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

Under our license agreement with AVT, we had the right to enforce and defend the patents from infringement and to bear the associated costs. As of December 31, 2012, this license agreement has been terminated.

On March 26, 2010, TGE assigned the federally registered trademark respecting the “Aurios” name to us in consideration for a payment of $100.

Employees

We have no employees. We have outsourced our principal functions until we achieve a scale that requires us to reconsider this business model. AVT provided administrative support and personnel to us at $1,500 per month under an administration services/rental agreement that expired on July 31, 2010. For the balance of fiscal 2010, in fiscal 2011 and in fiscal 2012, our President provided similar services to us, as well as office and warehouse space in his residence, without charge.

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

Risks Related to the Company

We are dependent upon finding a new business opportunity.

Because we lost the AVT License, we will no longer be able to pursue our plan to increase our business through sale of our vibration isolation products. We are now a shell company with nominal assets. We are seeking a new business opportunity. We plan to identify, evaluate, and investigate various companies with the intent to conduct a reverse merger transaction under which we would acquire a target company with an operating business to continue the acquired company’s business as a publicly-held entity. There can be no assurance that we will find a suitable acquisition candidate or, if we do, that the terms will be favorable to our existing shareholders. In most reverse merger transactions, the percentage ownership of existing shareholders is reduced significantly. Further, there can be no assurance that our new business will be successful.

We have a history of declining operating results.

We have incurred net losses from August 7, 2001 (inception) to December 31, 2012. We had an accumulated deficit at December 31, 2012 of $477,778 and have had negative cash flows from our operations. Since 2004 we have generated limited revenues and we have expended minimal funds to support our products due to lack of funds. We used the proceeds from our private placement of common stock to rejuvenate the presentation of our products and marketing efforts in order to increase revenues and profits and to provide working capital. We have not been successful in these regards.

Given that we have lost our ability to produce and market our products, through the termination of the AVT License we are dependent upon finding a new business opportunity.

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

We have an accumulated deficit and have had negative cash flows from our operations. Accordingly, we have received a report from our independent registered public accounting firm that includes an explanatory paragraph describing the substantial doubt about our ability to continue as a going concern. This may negatively impact our ability to obtain additional funding or funding on terms attractive to us and may negatively impact the market price of our stock.

Our cash requirements may vary materially from those now planned depending on numerous factors, including the results of our marketing efforts, our business development activities, the results of future research and development, and competition. The bridge loans from our principal shareholders in 2011 and 2012 were sufficient to fund our working capital and other capital requirements for the years 2011 and 2012. In order to develop a new business model and marketing opportunity, additional capital will have to be raised. If adequate funds are not available, we may be required to curtail our business model and market development activities and/or otherwise materially reduce our operations.

Our ability to fully implement our business plan and increase revenues will depend on our ability to execute our business plan and may require us to raise additional capital through the sale of debt or equity securities.

We expect to incur operating deficits as we implement our business plan. Our ability to fully implement our business plan to find a new business opportunity will require us to raise additional capital through the sale of debt or equity securities. If we do not achieve a profitable level of operations from our operations, we will require additional capital. No assurance can be given that we will be able to obtain additional capital or, if available, that such capital will be available at terms acceptable to us, or that we will be able to generate profits from operations, or if profits are generated, that they will be sufficient to carry out our business plan, or that the plan will not be modified.

In formulating our business plan, we have relied on the judgment of our officers and their experience. There can be no assurance that we will be able to obtain sufficient financing or implement the business plan that we have devised. Further, even with sufficient financing, there can be no assurance that we will be able to acquire a new business opportunity and operate on a profitable basis. Our plans are based upon the assumptions that present market conditions will continue and that the risks described in this report will be dealt with successfully. There can be no assurance that such plans will be realized or that any of the assumptions will prove to be correct.

We will need additional financing and such financing could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to borrow from other sources.

Our cash requirements may vary materially from those now planned depending on numerous factors, including the status of our marketing efforts, our business development activities, the results of future research and development and competition. The net proceeds from our private placement of our equity securities in the third and fourth quarters of 2009 and first quarter of 2010, our prior capital raising activities, together with our projected revenue and cash flow from operations, if any, may not be sufficient to fund our working and other capital requirements for the next twelve months in accordance with the business plan set forth in this report. We therefore would need to raise additional funds to finance our capital requirements through new financings to achieve the level of operations we anticipate. Such financings could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to borrow from other sources. In addition, such securities may contain rights, preferences or privileges senior to those of the rights of our current shareholders. We do not have any commitments for additional financing. There can be no assurance that additional funds will be available on terms attractive to us or at all. If adequate funds are not available, we may be required to materially reduce our efforts to find a new business opportunity. Any inability to raise adequate funds could have a material adverse effect on our business, results of operation and financial condition.

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

Other factors that could cause such volatility may include, among other things:

●	actual or anticipated fluctuations in our operating results;

●	the potential absence of securities analysts covering us and distributing research and recommendations about us;

●	we may have a low trading volume for a number of reasons, including that a large amount of our stock is closely held;

●	overall stock market fluctuations;

●	announcements concerning our business or those of our competitors;

●	our ability to raise capital when we require it, and to raise such capital on favorable terms;

●	changes in financial estimates by securities analysts or our failure to perform as anticipated by the analysts;

●	announcements of technological innovations;

●	conditions or trends in the industry;

●	litigation;

●	changes in market valuations of other similar companies;

●	future sales of common stock;

●	departure of key personnel or failure to hire key personnel; and

●	general market conditions.

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

As of December 31, 2012, our largest stockholders, Paul Attaway, Ira J. Gaines and Christian J. Hoffmann, III hold shares representing approximately 66.8% of the voting power of our outstanding capital stock, including the conversion of their bridge loans into common stock. These shareholders will, if they act together, exercise significant influence over all matters requiring shareholder approval, including the election of directors and the determination of significant corporate actions, as well as control the management, policies and operation of the Company. This concentration of ownership could depress the stock price or value of the Company or delay or prevent a change in control that could be otherwise beneficial to our shareholders.

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

We do not intend to pay dividends on our common stock in the foreseeable future. As an Arizona corporation, we are legally permitted to declare and pay dividends only out of surplus, or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and for the preceding fiscal year. To the extent no surplus or net profits of the Company are available for payment of dividends, we cannot pay dividends on our common stock. Any dividends not paid will accrue. No interest will be paid on any accrued but unpaid dividends. There can be no assurance that we will declare any dividends or have sufficient surplus or generate any or sufficient earnings to pay cash or stock dividends on our common stock. We will pay dividends on our common stock, when and if declared by the board of directors and when and if funds are legally available therefore. If dividends are declared, all accrued but unpaid dividends on the Preferred Stock must be paid in full before any additional dividends may be declared and paid on the Common Stock. Dividends shall accrue if they are not paid when due.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Principal Market and Price Range of Common Stock

Our common stock trades on the OTC Bulletin Board (OTCBB) under the symbol “AURZ.” The following table sets forth the high and low closing bid prices for our common stock as reported by the OTCBB. The trading in our common stock has been minimal during the periods shown. The closing price of the common stock on March 29, 2013 was $0.49 per share. The quotations reflect interdealer bid prices without retail markup, markdown or commission and may not represent actual transactions.

Year Ended December 31, 2011	High	Low
1st Quarter	$0.30	$0.30
2nd Quarter	0.30	0.30
3rd Quarter	0.30	0.05
4th Quarter	0.06	0.06

Year Ended December 31, 2012	High	Low
1st Quarter	$0.30	$0.06
2nd Quarter	2.00	0.30
3rd Quarter	0.35	0.15
4th Quarter	0.49	0.10

Holders of Common Stock and Preferred Stock

We had approximately 37 shareholders of record of our common stock as of March 29, 2013.

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

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2012.

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

Recent Issuances of Unregistered Securities

In December 2010 we issued $30,000 principal amount of Series A Convertible Notes in a private placement to three “accredited investors,” as such term is defined in Regulation D promulgated under the Securities Act of 1933, as amended (“Securities Act”), to raise working capital. The Notes were issued in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act. The Notes were due and payable December 15, 2012, bear interest at 6% per annum and are convertible into shares of our common stock at a price of $0.30 per share. The maturity date of the Notes was extended to December 15, 2013. In addition, we issued 33,333 warrants to the purchasers of the Notes, which warrants are exercisable to purchase shares of our common stock at a price of $0.30 per share through December 14, 2020. We sold these Notes through our President and we did not pay any commissions in connection with such sales. Our President and two other principal shareholders purchased the Notes. In August 2011, these persons each advanced $4,000 to us and we repaid these advances in November 2011 with interest at the rate of 6% per annum. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

In December 2010 we issued the law firm of Quarles and Brady, LLP, our legal counsel, a Series B Convertible Note in the principal amount of $44,248 to represent amounts we owed to such firm under certain outstanding invoices. The Note was due and payable on January 14, 2013, bears interest at 3% per annum and is convertible into shares of our common stock at a price of $0.30 per share. Maturity of the Note was extended to January 14, 2014. In addition, we issued warrants in connection with the Note, which warrants are exercisable to purchase 147,490 shares of our common stock at a price of $0.30 per share through December 30, 2020. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

On August 14, 2012, Ira J. Gaines, Paul Attaway and Christian J. Hoffmann III, respectively all of whom are principal shareholders of the Company, advanced a total of $6,820 to the Company. Each advance bears interest at a rate of 6.0% per annum, with principal and interest due on September 14, 2013. The notes and accrued interest on the notes are convertible into common stock of the Company at a rate of $0.30 per share. As of December 31, 2012, there was accrued interest on the notes of nil. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

On November 26, 2012, Ira J. Gaines, Paul Attaway and Christian J. Hoffmann III, respectively all of whom are principal shareholders of the Company, advanced a total of $7,000 to the Company. Each advance bears interest at a rate of 6.0% per annum, with principal and interest due on November 26, 2014. The notes and accrued interest on the notes are convertible into common stock of the Company at a rate of $0.30 per share. As of December 31, 2012, there was accrued interest on the notes of nil. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

Recent Developments

The AVT License automatically renewed every year, unless the agreement was terminated: (i) due to a material breach that is not cured within 60 days of notice of such breach; (ii) by written statement by one of the parties of such party’s inability or unwillingness to perform pursuant to the terms and conditions of the license agreement; or (iii) due to a change of control or ownership or control of one party by or to any third party who is a competitor of the other party. The AVT License terminated on December 31, 2012 because AVT sold its business to a third party who is a competitor with the products of Aurios.

We intend to liquidate or sell our remaining inventory. Given this development, we are now a shell company with nominal assets. We are seeking a new business opportunity. We plan to identify, evaluate, and investigate various companies with the intent to conduct a reverse merger transaction under which we would acquire a target company with an operating business to continue the acquired company’s business as a publicly-held entity. There can be no assurance that we will find a suitable acquisition candidate or, if we do, that the terms will be favorable to our existing shareholders.

Overview

We were formed in August 2001 by our former parent, TGE. Our corporate offices are located at 7608 N. Shadow Mountain Blvd., Paradise Valley, AZ 85253 and our telephone number is (602) 321-1313.

We produced, marketed and distributed vibration isolation products to the high-end audio and video markets in the United States and in certain foreign countries. Our products included the Classic MIB, the PRO MIB, the Isotone MIB, the Series 100 Component Shelf, a shelf product, and Pivot Points, a spike mount product.

Our vibration isolation products produce superior sound quality by sharpening, not softening, the sound. AVT holds the patents respecting our products in the United States and Taiwan. AVT has granted us a non-exclusive world-wide license to sell the products under the patents (“AVT License”). The AVT License automatically renewed each until December 31, 2012, when it was terminated. We paid AVT a royalty of 5% of our net sales for the license. We outsourced the manufacture of our products to several qualified machine shops in the Phoenix metropolitan area. On March 26, 2010, TGE assigned its federally registered trademark respecting the “Aurios” name to us in consideration of $100.

For the Years Ended December 31, 2012 and 2011

Results From Operations

Revenues

Since our inception, our activities have focused on product and market development with a nominal level of operations. Revenues for the years ended December 31, 2012 and 2011 were $8,908 and $22,068, respectively. Revenues decreased primarily due to our inability to attract new customers and keep inventory readily available for existing customers.

Most of our sales were made through audio equipment distributors, with the balance being direct retail sales. For the year ended December 31, 2012, we had 27%, 25%, 10% and 31% of sales to Music Direct, Absolute Hi End, Mike McKool and Non Stop Audio, respectively, which were four of our distributors. For the year ended December 31, 2011, we had 46% and 25% of sales to Music Direct, and Roksan Trading Co., respectively. No other customer accounted for more than 10% of sales in either period.

Cost of Sales

The cost of sales on units sold for the year ended December 31, 2012 totaled $7,884 (88.5% of revenues) compared to $11,380 (51.6% of revenues) for the year ended December 31, 2011. The cost of sales for the year ended December 31, 2012 was higher as a percentage of revenues in 2012 due to a decrease in prices charged to customers.

Gross Margin

Gross margin for the year ended December 31, 2012 was $1,024 (11.5% of revenues) compared to $10,688 (48.4% of revenues) for the year ended December 31, 2011. The decrease in gross margin is primarily attributed to lower sales prices.

General and Administrative Expenses

Prior to February 25, 2010, all selling and operating expenses, as well as research and development expenses, were incurred through a contractual relationship with TGE, which performed these services under an administrative services agreement with us. On February 25, 2010, substantially all the assets of TGE were sold to AVT. We entered into the same agreement with AVT and this agreement with AVT ended on July 31, 2010. These expenses were $10,500 for the year ended December 31, 2010. In fiscal 2012 and 2011, our President provided administrative services to us, and office and warehouse space for us in his residence at no cost to us. In the year ended December 31, 2012, we had additional expenses consisting of legal expenses of $13,772 and accounting expenses of $35,751, most of which were related to complying with our reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In the year ended December 31, 2011, we had additional expenses consisting of legal expenses of $18,572 and accounting expenses of $39,723, most of which were related to complying with our reporting obligations under the Exchange Act.

Interest Expense. Interest expense was $8,797 and $41,854 for the years ended December 31, 2012 and 2011, respectively. The decrease was primarily related to $34,797 of interest expense related to the issuance of common stock warrants during the year ended December 31, 2010 which was amortized in 2011.

Income Tax Provision

We had a potential tax provision benefit of approximately $5,600 and $36,400 for the years ended December 31, 2012 and 2011, respectively, arising from losses generated during the aforementioned periods. We have fully reserved against these benefits due to the uncertainty of their realization.

Net Loss

For the reasons listed above, for the years ended December 31, 2012 and 2011, we recorded net loss of $14,388 and $93,294 respectively, a decrease in our net loss of $78,906.

Basic and Diluted Loss per Share

The basic and diluted loss per share were <$0.00> and <$0.03> for the years ended December 31, 2012 and 2011, respectively, for the reasons previously noted.

Liquidity and Capital Resources

Our independent registered public accounting firm has rendered a going concern opinion. We provided for our cash requirements in 2012 and 2011 from loans from our three principal shareholders and from certain stand-still fees we received from a third party in 2011 and 2012. We believe that we will obtain sufficient capital to operate for the next twelve months through the sale of debt or equity securities, deferral of payment of certain accounts payable, extension of outstanding debt obligations and, if we are able to, by generating operating income through the acquisition of an operating entity that produces positive cash flow. We can make no assurances that we will be successful in this regard. If our revenues do not increase and our cash flow is not positive or not sufficient to meet our working capital needs, we will need to seek to raise capital through the sale of our equity or debt securities. We have no commitments for obtaining such financing and there can be no assurance that we could obtain the necessary funds or obtain them on terms favorable to us. Any future financing may be on terms that substantially dilute the ownership interests of present shareholders. If we are unable to raise sufficient additional capital as necessary, we may have to suspend or contract operations or cease operations entirely. We do not anticipate that we will have any large capital requirements over the next twelve months.

As of December 31, 2012, we had a working capital deficit of ($147,490) and no long-term debt.

Capital Commitments

We had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2012 and December 31, 2011.

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

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our President, Chief Executive Officer and Chief Financial Officer, Paul Attaway, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on his evaluation as of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K, he concluded that our disclosure controls and procedures were not effective, for the reasons discussed below, at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using those criteria, management believes that, as of December 31, 2012, our internal control over financial reporting was not effective based on those criteria.

In connection with our evaluation, we identified a material weakness in our internal control over financial reporting as of December 31, 2012. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner. The material weakness related to our Company is due to not having the adequate personnel to address the reporting requirements of a public company. We do not believe that this material weakness has resulted in deficient financial reporting because we have worked through the audit process to review our transactions to assure compliance with professional standards. Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of December 31, 2012, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, such controls.

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

Paul Attaway has served as an officer and director of the Company since its incorporation in August 2001. In 1997, Mr. Attaway founded True Gravity Enterprises, Inc., a privately held corporation that designed and manufactured vibration control solutions for the semiconductor and life science industries and he has been its principal shareholder and executive officer since then. TGE sold substantially all of its assets to AVT in February 2010. In August 2010 Mr. Attaway co-founded Capstone Private Mortgage Company and serves as its President and CEO. Such firm is a mortgage banker licensed and conducting its operations in the State of Arizona. Mr. Attaway devotes a substantial portion of his time to Capstone Mortgage and the balance as required to the Company. He practiced law for two years from 1988 to 1990 in Phoenix, Arizona with Streich Lang Weeks & Cardon. From 1990 to 1995, he worked for a family business, MM Systems Corporation, which manufactures and sells building materials worldwide. From 1995 to 1997, Mr. Attaway left the family business and started Tekton Inc., a privately held corporation that designs and manufactures seismic isolation systems for network server racks. Mr. Attaway sold Tekton, Inc. in 2004. Mr. Attaway holds a B.S.B.A. with a major in finance from Georgetown University and a J.D. from the University of Georgia School of Law. Mr. Attaway divides his time between TGE and the Company as the two businesses require in a manner sufficient to discharge his fiduciary duties to both entities.

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

Board of Directors and Committee Meetings

Our Board of Directors held four meetings during the fiscal year ended December 31, 2012. In addition, our Board of Directors acted by unanimous written consent during fiscal year ended December 31, 2012. Both of our directors attended at least 75% of the meetings of the Board of Directors in the fiscal year ended December 31, 2012. We have no Committees of our Board. Our directors are expected, absent exceptional circumstances, to attend all Board meetings and meetings of any committees on which they serve.

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

Report of the Board of Directors Serving the Equivalent Functions of an Audit Committee

Review and Discussion with Management

Our Board has reviewed and discussed with management our audited financial statements for the fiscal year ended December 31, 2012, the process designed to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our assessment of internal control over financial reporting and the report by our independent registered public accounting firm thereon.

Review and Discussions with Independent Registered Public Accounting Firm

Our Board has discussed with Semple, Marchal & Cooper, LLP, our independent registered public accounting firm for fiscal year 2012, the matters the Board, serving the equivalent functions of an audit committee, is required to discuss, which includes, among other items, matters related to the conduct of the audit of our financial statements.

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

Conclusion

Based on the review and discussions referred to above, the Board, serving the equivalent functions of the audit committee, approved our audited financial statements for the fiscal year ended December 31, 2012 be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for filing with the Securities and Exchange Commission.

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

Stockholder Communications with the Board of Directors

Stockholders may communicate with the Board of Directors by writing to us as follows: Aurios Inc., attention: Corporate Secretary, 7608 N. Shadow Mountain Road, Paradise Valley, AZ 85253. Stockholders who would like their submission directed to a particular member of the Board of Directors may so specify and the communication will be forwarded as appropriate.

Process and Policy for Director Nominations

Our full Board will consider candidates for Board membership suggested by Board members, management and our stockholders. In evaluating the suitability of potential nominees for membership on the Board, the Board members will consider the Board’s current composition, including expertise, diversity, and balance of inside, outside and independent directors. The Board considers the general qualifications of the potential nominees, including integrity and honesty; recognized leadership in business or professional activity; a background and experience that will complement the talents of the other board members; the willingness and capability to take the time to actively participate in board and committee meetings and related activities; the extent to which the candidate possesses pertinent technological, political, business, financial or social/cultural expertise and experience; the absence of realistic possibilities of conflict of interest or legal prohibition; the ability to work well with the other directors; and the extent of the candidate’s familiarity with issues affecting our business.

While the Board considers diversity and variety of experiences and viewpoints to be important factors, it does not believe that a director nominee should be chosen solely or mainly because of race, color, gender, national origin or sexual identity or orientation. Thus, although diversity may be a consideration in the Board’s process, it does not have a formal policy regarding the consideration of diversity in identifying director nominees.

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

Stockholder recommendations for director nominations may be submitted to the Company at the following address: Aurios Inc., attention: Corporate Secretary, 7608 N. Shadow Mountain Road, Paradise Valley, AZ 85253. Such recommendations will be forwarded to the Board for consideration, provided that they are accompanied by sufficient information to permit the Board to evaluate the qualifications and experience of the nominees, and provided that they are in time for the Board to do an adequate evaluation of the candidate before the annual meeting of stockholders. The submission must be accomplished by a written consent of the individual to stand for election if nominated by the Board of Directors and to serve if elected and to cooperate with a background check.

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

Code of Ethics and Conduct

Our Board of Directors has adopted a Code of Ethics and Conduct that is applicable to all of our employees, officers and directors. Our Code of Ethics and Conduct is intended to ensure that our employees act in accordance with the highest ethical standards. A copy of our Code of Ethics and Conduct may be obtained by sending a written request to us at 7608 N. Shadow Mountain Road, Paradise Valley, AZ 85253, Attn: Paul Attaway and the Code of Ethics and Conduct is filed as an exhibit to this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Exchange Act, requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership of, and transactions in, our securities and to provide us with copies of those filings. To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2012, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with during fiscal year 2012.

ITEM 11. EXECUTIVE COMPENSATION.

The table below sets forth all cash compensation paid or proposed to be paid by us to the chief executive officer and the most highly compensated executive officers, and key employees for services rendered in all capacities to us during fiscal years 2012 and 2011.

Summary Compensation Table

Name and Principal Position(a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Paul Attaway,
President and Chief Financial Officer	2012 2011	No compensation paid or options issued

Timothy Louis,
Secretary and Treasurer	2012 2011	No compensation paid or options issued

Mr. Attaway and Mr. Louis received no compensation in 2012 and 2011.

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

Base Salary. The base salary for each executive officer will be reviewed and compared to the prior year, with considerations given for increase. During 2012 and 2011 the executive officers received no compensation. As we grow and if financial conditions improve, we plan to establish base salaries for all executive officers and to review them periodically for possible adjustments. At the appropriate point, we will base salary adjustments on both the individuals and our performance and will include both objective and subjective criteria specific to each executive’s role and responsibility with us.

Stock Options. No stock options were issued to our officers during fiscal years 2012 and 2011.

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

The table above indicates that no options were granted under the Plan to directors and officers in fiscal 2012.

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

Director Compensation

Name (a)	Fees Earned Or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)

Paul Attaway,			No compensation paid or awards made in 2012 and 2011.

President, Chief Financial Officer and Director

Timothy Louis,			No compensation paid or awards made in 2012 and 2011.
Secretary, Treasurer and Director

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2012, the number and percentage of outstanding shares of common stock beneficially owned by (a) each person known by us to beneficially own more than five percent of such stock, (b) each director of the Company, (c) each named officer of the Company, and (d) all our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class(4)
Paul Attaway(3) (4)	1,270,020	34.1
Timothy Louis	100,000	2.4
Ira J. Gaines(4)	622,020	16.7
Christian J. Hoffmann, III(4) (5)	622,020	16.7
All officers and directors as a group (two persons)	1,370,020	36.8

(1)	The address of these persons is c/o 7608 N. Shadow Mountain Rd., Paradise Valley, Arizona 85281.
(2)	The foregoing beneficial owners hold investment and voting power in their shares.
(3)	Paul Attaway owns 66% of the capital stock of TGE, which is a former shareholder of the Company and the Company’s former parent company.
(4)	Includes 33,333 shares of common stock issuable to each person upon exercise of a warrant exercisable within sixty (60) days and includes 33,333 shares for each person issuable upon conversion of Series A Convertible Notes. Also includes 15,354 shares issuable to each person upon conversion of notes dated August and November 2012. See “Certain Relationships and Related Transactions, and Director Independence.”
(5)	Mr. Hoffmann is a partner of Quarles & Brady LLP, the legal counsel of the Company. Such law firm holds a promissory note convertible into 147,490 shares of common stock and a warrant exercisable to purchase 147,490 shares of our common stock. Mr. Hoffmann disclaims ownership of such shares and they are not included in his totals in the table.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The Company had a note payable to a related party, TGE, in the amount of $44,121 as of December 31, 2012 and December 31, 2011, bearing interest at a rate of 8.25%. All outstanding principal and interest is due and payable on January 15, 2013. Maturity has been extended to January 15, 2014. As of December 31, 2012 and 2011, there was accrued interest in the amount of $16,519 and $13,818, respectively.

The Company and TGE, its affiliate and former parent, entered into an administrative services/rental agreement with TGE on January 1, 2009. Under such agreement, TGE performs certain administrative duties for Aurios and provides it office space as required at $1,500 per month. Aurios has no employees and contracts with TGE for all services. Paul Attaway controls TGE as its principal shareholder, and an officer and director. This agreement was terminated on February 25, 2010 as a result of the sale of substantially all of TGE’s assets to AVT. Mr. Attaway provided administrative services, office and warehouse space in his residence to the Company in 2012 and 2011 at no cost.

During 2012 and 2011, the Company paid $13,772 and $13,066, respectively, in fees to Quarles & Brady LLP, in which Mr. Hoffmann, a principal shareholder of the Company, is a partner. The principal shareholder also performed or supervised a majority of the legal services performed for the Company.

On March 25, 2010, Paul Attaway, an officer and director of the Company, purchased 48,000 shares of common stock for $0.25 per share for a total of $12,000 in the Company’s private placement of common stock. On March 26, 2010 and March 29, 2010, Ira J. Gaines and Christian J. Hoffmann, III, respectively, both of whom are principal shareholders of the Company, each purchased 40,000 shares of common stock for $0.25 per share for a total of $10,000 each in the Company’s private placement of common stock.

On December 15, 2010 the Company sold $10,000 principal amount of a Series A Convertible Note (the “Series A Note”) to Paul J. Attaway, President, a director and principal shareholder of the Company. The Series A Note bears interest at 6% per annum, was due and payable on December 14, 2012 and is convertible into common stock at a price of $0.30 per share. Maturity has been extended to December 15, 2013. In connection with each Series A Note, the Company issued a warrant exercisable to purchase 33,333 shares of common stock at a price of $0.30 per share through December 14, 2020. Also on such date the Company sold two additional Series A Notes, each in the principal amount of $10,000, to Ira J. Gaines and Christian J. Hoffmann, III, both principal shareholders of the Company, and issued each of them a warrant to purchase 33,333 shares of common stock. The Series A Notes and warrants were on the same terms as those issued to Mr. Attaway.

In December 2010 we issued the law firm of Quarles and Brady, LLP, our legal counsel, a Series B Convertible Note in the principal amount of $44,248 to represent amounts we owed to such firm under certain outstanding invoices. Such Note was due and payable on January 15, 2013, bears interest at 3% per annum and is convertible into shares of our common stock at a price of $0.30 per share for a total of 147,490 shares. Maturity has been extended to January 14, 2014. The Note is payable prior to its maturity date if the Company raises $100,000 or more from the sale of its debt or equity securities to one or more third parties in a transaction or series of transactions or in the event of a merger, sale of all or substantially all of its assets or similar transaction. In addition, the Company issued warrants in connection with the Note, which warrants are exercisable to purchase 147,490 shares of common stock at a price of $0.30 per share through December 30, 2020. Mr. Hoffmann, a principal shareholder of the Company, is a partner of Quarles & Brady, LLP, legal counsel for the Company.

On August 8, 2011, Messrs. Attaway, Gaines and Hoffmann each advanced $4,000 to the Company to provide working capital. On November 14, 2011, the Company repaid these advances to them with interest at the rate of 6% per annum.

On August 14, 2012, Ira J. Gaines, Paul Attaway and Christian J. Hoffmann III, respectively all of whom are principal shareholders of the Company, advanced a total of $6,820 to the Company. Each advance bears interest at a rate of 6.0% per annum, with principal and interest due on September 14, 2013. The notes and accrued interest on the notes are convertible into common stock of the Company at a rate of $0.30 per share. As of December 31, 2012, there was accrued interest on the notes of nil.

On November 26, 2012, Ira J. Gaines, Paul Attaway and Christian J. Hoffmann III, respectively all of whom are principal shareholders of the Company, advanced a total of $7,000 to the Company. Each advance bears interest at a rate of 6.0% per annum, with principal and interest due on November 26, 2014. The notes and accrued interest on the notes are convertible into common stock of the Company at a rate of $0.30 per share. As of December 31, 2012, there was accrued interest on the notes of nil.

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

ITEM 14. Principal Accounting Fees and Services.

The following table is a summary of the fees billed to us by Semple, Marchal & Cooper, LLP for professional services for the fiscal years ended December 31, 2012 and December 31, 2011:

Fee Category:	Fiscal 2012 Fees	Fiscal 2011 Fees
Audit Fees	$29,100	$35,000
Audit-Related Fees	0	0
Tax Fees	1,500	1,200
All Other Fees	0	0
Total Fees	$30,600	$36,200

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

All Other Fees. Consists of fees for services other than the services reported above. In fiscal 2012 and 2011, there were no fees related to this category.

Our Board of Directors’ practice is to consider and approve in advance all proposed audit and non-audit services to be provided by our independent registered public accounting firm. All of the fees shown above were approved by the Board of Directors functioning as the audit committee.

The audit report of Semple, Marchal & Cooper, LLP on the financial statements of the Company for the year ended December 31, 2012 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles except as it relates to the substantial doubt of the Company’s ability to continue as a going concern. The audit report for the year ended December 31, 2011 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles except as it relates to the substantial doubt of the Company’s ability to continue as a going concern.

During our fiscal years ended December 31, 2012 and 2011, there were no disagreements with Semple, Marchal & Cooper, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to Semple, Marchal & Cooper, LLP’s satisfaction would have caused it to make reference to the subject matter of such disagreements in connection with its reports on the financial statements for such periods.

During our fiscal years ended December 31, 2012 and 2011, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
3.1	Articles of Incorporation of the Company, dated August 9, 2001.	Exhibit 3.1 of the Company’s Form S-1, filed May 8, 2009, No. 333-150881 (the “S-1”).
3.2	Amendment to the Articles of Incorporation of the Company, dated September 28, 2007.	Exhibit 3.2 of the S-1.
3.3	Amendment to the Articles of Incorporation of the Company, dated October 10, 2007.	Exhibit 3.3 of the S-1.
3.4	By-laws of the Company.	Exhibit 3.4 of the S-1.
3.5	Amended and Restated By-laws of the Company.	Exhibit 3.5 of the Company’s Form 10-K, filed March 31, 2010, No. 000-53643.
4.1	Form of Common Stock Certificate.	Exhibit 4.1 of the S-1.
4.2	Form of Series A Convertible Preferred Stock Certificate.	Exhibit 4.2 of the S-1.
5.1	Opinion of Quarles & Brady LLP as to the legality of securities being registered (includes consent).	Exhibit 5.1 of the S-1.
10.1	2007 Stock Option and Restricted Stock Plan.	Exhibit 10.1 of the S-1.
10.2	Form of Stock Option Agreement (ISO and Non-Qualified) 2007 Stock Option Plan.	Exhibit 10.2 of the S-1.
10.3	License Agreement with True Gravity Enterprises, Inc., dated July 2, 2007.	Exhibit 10.3 of the S-1.
10.4	Management and Rental Agreement between True Gravity Enterprises, Inc. and the Company dated January 1, 2007.	Exhibit 10.4 of the S-1.
10.5	Promissory Note between the Company and True Gravity Enterprises, Inc., dated January 1, 2007, in the principal amount of $44,121.35.	Exhibit 10.5 of the S-1.
10.6	Stock Purchase Agreement between True Gravity Enterprises, Inc. and Paul Attaway, dated December 31, 2007.	Exhibit 10.6 of the S-1.
10.7	Form of Subscription Agreement related to 2007 private placement of preferred shares.	Exhibit 10.7 of the S-1.
10.8	Management and Rental Agreement between True Gravity Enterprises, Inc. and the Company dated January 1, 2009.	Exhibit 10.8 of the S-1.
10.9	License Agreement with Advanced Vibration Technologies Inc.	Exhibit 10.9 of the Company’s Form 10-K, filed April 15, 2011, No. 000-53643.
10.10	Management and Rental Agreement between Advanced Vibration Technologies Inc. and the Company dated February 25, 2010	Exhibit 10.10 of the Company’s Form 10-K, filed April 15, 2011, No. 000-53643.
14.1	Code of Ethics and Conduct.	Exhibit 14.1 of the Company’s Form 10-K, filed April 15, 2011, No. 000-53643.
23.1	Consent of Semple, Marchal & Cooper LLP.	Exhibit 23.1 of the S-1.
23.2	Consent of Quarles & Brady LLP (Included in 5.1 above).	Exhibit 5.1 of the S-1.
31.1	Certification of Paul Attaway, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certification of Paul Attaway, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
99.1	Audited Financial Statements of Aurios Inc. as of and for the years ended December 31, 2012 and 2011.		X
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

XBRL related information in Exhibit 101 to this annual report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2013

Aurios Inc.

By:	/s/ Paul Attaway
Paul Attaway
Title:	President, Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Paul Attaway	April 15, 2013
Paul Attaway, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

/s/ Timothy Louis	April 15, 2013
Timothy Louis, Secretary, Treasurer and Director

