Form 10-Q
period 2013-03-31
Aurios Inc.
filed 2013-05-15
CIK 1434768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [  ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 15, 2013

Common Stock, no par value	3,678,000

FORM 10-Q

AURIOS INC.

March 31, 2013

2

AURIOS INC.

CONDENSED BALANCE SHEETS

	Unaudited March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash	$271	$318

Prepaid expenses and other assets	0	474
Inventory, net	1,155	2,310
Total Assets	$1,426	$3,102

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Current Liabilities
Accounts payable	$89,666	$90,622
Deposit liability	12,000	0
Accrued interest	25,050	23,150
Notes payable and advances - related party, net of discount	125,189	36,820
Total Current Liabilities	251,905	150,592

Long Term Liabilities
Notes payable - related parties	7,000	95,369
Total Liabilities	258,905	245,961

Stockholders’ Equity / (Deficit):
Common stock - no par value; 90,000,000 shares authorized, 3,678,000 shares issued and outstanding at March 31, 3013 and December 31, 2012, respectively	197,795	197,795
Additional paid-in capital	37,124	37,124
Accumulated deficit	(492,398)	(477,778)
Total Stockholders’ Equity / (Deficit)	(257,479)	(242,859)
Total Liabilities and Stockholders’ Equity / (Deficit)	$1,426	$3,102

The Accompanying Notes are an Integral

Part of the Condensed Financial Statements

AURIOS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Sales	$0	$8,341
Cost of Sales	0	6,150
Gross Profit	0	2,191
General and Administrative Expenses	12,720	6,178
Loss from Operations	(12,720)	(3,987)
Other (Income) / Expense, net	—	(26,500)
Interest Expense	1,900	3,413
Total Other (Income)/Expense	1,900	(23,087)
Net Income (Loss) (Unaudited)	$(14,620)	$19,100
Basic net income (loss) per common share	$(0.00)	$0.01
Diluted net income (loss) per common share	$(0.00)	$0.01
Basic weighted average shares outstanding	3,678,000	3,678,000
Diluted weighted average shares outstanding	3,678,000	3,936,343

The Accompanying Notes are an Integral

Part of the Condensed Financial Statements

AURIOS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

For the three months ended March 31, 2013

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2012	3,678,000	$197,795	$37,124	$(477,778)	$(242,859)
Net loss for the three months ended March 31, 2013 (Unaudited)	-	-	-	(14,620)	(14,620)
Balance at March 31, 2013 (Unaudited)	3,678,000	$197,795	$37,124	$(492,398)	$(257,479)

The Accompanying Notes are an Integral

Part of the Condensed Financial Statements

AURIOS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income/loss	$(14,620)	$19,100
Adjustments to reconcile net income/(loss) to net cash provided (used) by operating activities:
Amortization of debt discount	0	1,702
Inventory Reserve	1,155	-
Changes in Assets and Liabilities:
Accounts receivable	0	631
Prepaid expenses and other assets	474	(1,994)
Inventory	0	(657)
Accounts payable	(956)	(7,187)
Deferred income	0	(1,500)
Accrued interest	1,900	711
Net cash provided (used) by operating activities	(12,047)	10,806

Cash flows from financing activities:
Proceeds from deposit	12,000	0
Net cash provided by financing activities	12,000	0
Net change in cash and cash equivalents	(47)	10,806
Cash and cash equivalents at beginning of period	318	7,263
Cash and cash equivalents at end of period	$271	$18,069

Supplemental information:

Interest paid	$-	$1,000

Income taxes paid	$-	$-

The Accompanying Notes are an Integral

Part of the Condensed Financial Statements

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates

Presentation of Interim Information

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our December 31, 2012 Annual Report filed on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, as permitted by the SEC, although we believe the disclosures made are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to fairly present our financial position at March 31, 2013 and the results of our operations and cash flows for the periods presented. The December 31, 2012 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

Nature of Corporation

Aurios Inc. (the “Company” or “we”) is a corporation which was formed under the laws of the State of Arizona on August 7, 2001. Our principal business activity was the marketing of vibration and motion control technology to the audio/video markets. Because we lost our license to produce and sell such products on December 31, 2012, we ceased such business. We intend to liquidate or sell our remaining inventory. Given this development, we are now a shell company with nominal assets. We are seeking a new business opportunity. We plan to identify, evaluate, and investigate various companies with the intent to conduct a reverse merger transaction under which we would acquire a target company with an operating business to continue the acquired company’s business as a publicly-held entity. There can be no assurance that we will find a suitable acquisition candidate or, if we do, that the terms will be favorable to our existing shareholders.

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

Revenue Recognition

The Company previously derived its revenue primarily from the sale of vibration and motion control devices through sales from the Company’s website and its distributors. Revenues were recognized at the time the sale was completed and shipped. Once shipped, title to the products, as well as the risks and rewards of ownership, passed to the customers.

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred no advertising expense for the three months ended March 31, 2013 and 2012.

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments purchased with a maturity of three (3) months or less at the time of purchase.

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Accounts Receivable

The Company provides for potentially uncollectible accounts receivable by use of the allowance method. The allowance is provided based upon a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable. The Company charges off uncollectible receivables when all reasonable collection efforts have been exhausted. As of March 31, 2013 and December 31, 2012, there was no provision for uncollectible trade accounts receivable. The Company does not accrue interest charges on delinquent accounts receivable. The accounts are generally unsecured.

Inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market value. The Company regularly assesses inventory quantities on hand at the end of the calendar year and records provisions for excess and obsolete inventory based primarily on our estimated forecast of product demand. At March 31, 2013 and December 31, 2012, the provision for excess and obsolete inventory was $1,155 and nil. Inventories at March 31, 2013 and December 31, 2012 were determined using a perpetual inventory system with periodic counts.

Deferred Income Taxes

Deferred income taxes are provided for on an asset and liability method, whereby deferred tax assets and liabilities are recognized for deductible temporary differences and operating loss carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that the carryforwards will not be utilized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company’s policy is to classify any interest and penalties to income tax expense in the financial statements.

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

As of March 31, 2013, warrants to purchase 247,489 shares of the Company’s common stock were not included in the determination of diluted loss per share, as they were antidilutive, and would decrease the loss per share. In addition, the Company had notes payable and related accrued interest as of March 31, 2013 that were convertible into 317,613 shares of common stock, which also would have been anti-dilutive and have been excluded in the calculation of loss per share.

As of March 31, 2012, warrants to purchase 247,489 shares of the Company’s common stock were not included in the determination of diluted loss per share as the average price of the Company’s common stock for the three months ended March 31, 2012 was below the exercise price of the aforementioned warrants in accordance with the Treasury Stock Method under ASC 260 to calculate diluted earnings per share. The Company also had notes payable and related accrued interest, which were convertible into 258,343 shares of common stock as of December 31, 2011. The Company used the If Converted Method under ASC 260 to calculate diluted earnings per share related to the notes payable. Accordingly, $791 of interest expense related to the convertible notes for the three months ended March 31, 2012 was excluded in arriving at net income available to common shareholders.

	Three Months Ended March 31,
	2013	2012
Basic earnings/(loss) per share:
Net income/(loss) attributable to common shareholders	$(14,620)	$19,100
Weighted average common shares outstanding	3,678,000	3,678,000
Basic Earnings per share	$(0.00)	$0.01

Diluted earnings/(loss) per share:
Net income/(loss) attributable to common shareholders	$(14,620)	$19,891
Weighted average common shares outstanding	3,678,000	3,678,000
Effect of dilutive securities:
Notes payable and accrued interest convertible to common stock	-	258,343
Weighted average common and common equivalent shares outstanding	3,678,000	3,936,343
Diluted earnings per share	$(0.00)	$0.01

Fair Values of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values because of the relatively short-term maturity of these instruments or for long-term debt based on borrowing rates currently available to the Company for loans with similar terms and maturities.

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 2
Related Party Transactions

The Company has a note payable to a related party, TGE, in the amount of $44,121 as of March 31, 2013 and December 31, 2012, bearing interest at a rate of 8.25%. All outstanding principal and interest was due and payable on December 15, 2010. In December 2010, the note and accrued interest were extended from December 15, 2010 until January 15, 2012. In January 2012, the note and accrued interest were further extended from January 15, 2012 until January 15, 2013, which was subsequently extended to January 15, 2014. As of March 31, 2013 and December 31, 2012, there was accrued interest in the amount of $17,429 and $16,519, respectively.

On March 26, 2010, TGE, the Company’s affiliate and former parent, assigned the Company its federally registered trademark “Aurios” in consideration for a payment of $100. On April 1, 2010, TGE assumed ownership from the Company of all parts and raw materials maintained in the inventory. The Company now maintains only a finished goods inventory. Total purchases from TGE for the three months ended March 31, 2013 and 2012 were $0 and $6,090, respectively. In addition, during the three months ended March 31, 2012, the Company paid shipping costs of $494 on behalf of TGE and was owed this amount as of March 31, 2012.

On December 15, 2010, the Company issued convertible promissory notes in the amount of $10,000 each to Ira J. Gaines, Paul Attaway, and Christian J. Hoffmann III, all of whom are principal shareholders of the Company, for a total of $30,000 that they loaned to the Company. Each note bears interest at a rate of 6.0% per annum with principal and interest due on December 14, 2011. In December 2011, the maturity date of the notes and, along with accrued interest, were extended to December 14, 2012, which were subsequently extended to December 15, 2013. The notes and any accrued interest are convertible into common stock of the Company at a rate of $0.30 per share. As of March 31, 2013 and December 31, 2012, there was accrued interest on the notes of $4,189 and $3,721, respectively. In addition, each note holder was issued 33,333 common stock warrants for a total of 99,999 warrants. The warrants vested immediately, have an exercise price of $0.30 per share and have a ten-year term expiring December 14, 2020. As a result of the warrants and the conversion feature, a discount was recorded on the debt in the amount of $15,000. The discount is amortized over the one-year term of the debt. During the three months ended March 31, 2013 and 2012, the Company recorded interest expense related to the discount of nil. As of March 31, 2013 and December 31, 2012, there was no unamortized discount netted against the carrying amount of the debt.

During the three months ended March 31, 2013 and 2012, the Company paid nil in legal services to a law firm in which Christian J. Hoffmann, III principal stockholder of Aurios is a partner. He also performed or supervised the legal services rendered by his law firm. As of March 31, 2013 and December 31, 2012, the Company owed the law firm $62,663 and $58,760, respectively. In addition, on December 31, 2010, the Company issued a note to such firm representing $44,248 in outstanding invoices that the Company owed. The note bears interest at a rate of 3.0% per annum, with all outstanding principal and interest due on January 15, 2012, or earlier upon the occurrence of certain events. The maturity date of the note was subsequently extended to January 15, 2014. The note is convertible into shares of the Company’s common stock at a rate of $0.30 per share. As of March 31, 2013 and December 31, 2012, there was accrued interest on the note of $3,027 and $2,695, respectively. The law firm was also issued 147,490 common stock warrants, which vested immediately, have an exercise price of $0.30 per share, and have a ten-year term expiring December 30, 2020. As a result of the warrants and the conversion feature, a discount was recorded on the debt in the amount of $22,124. The discount is amortized over the one-year term of the debt. During the three months ended March 31, 2013 and 2012, the Company recorded interest expense related to the discount of $0 and $1,702, respectively. As of March 31, 2013 and December 31, 2012, there was no unamortized discount netted against the carrying amount of the debt.

On August 14, 2012, Ira J. Gaines, Paul Attaway and Christian J. Hoffmann III, all of whom are principal shareholders of the Company, advanced a total of $6,820 to the Company. Each advance bears interest at a rate of 6.0% per annum, with principal and interest due on February 14, 2013, which was subsequently extended to September 14, 2013. As of March 31, 2013 and December 31, 2012, there was accrued interest on the notes of $207 and nil, respectively.

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 2
Related Party Transactions (Continued)

On November 26, 2012, Ira J. Gaines, Paul Attaway and Christian J. Hoffmann III, respectively all of whom are principal shareholders of the Company, advanced a total of $7,000 to the Company. Each advance bears interest at a rate of 6% per annum, with principal and interest due on November 26, 2014. The notes and accrued interest on the notes are convertible into common stock of the Company at a rate of $0.30 per share. As of March 31, 2013 and December 31, 2012, there was accrued interest on the notes of nil.

A schedule of minimum future principal payments on the above notes payable is as follows:

Period Ending March 31,	Principal Amount
2014	$125,189
2015	7,000
$132,189

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 3
Concentration of Credit Risk

The Company maintains cash accounts at a financial institution. At March 31, 2013 and December 31, 2012, the Company had no uninsured cash and cash equivalents.

For the three months ended March 31, 2013, the Company made no sales because it discontinued selling its products at December 31, 2012. For the three months ended March 31, 2012, 93% of its sales were to four customers. As of March 31, 2013 and December 31, 2012 the Company had no receivables from its customers.

Note 4
Other Income

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

Note 5
Stockholders’ Equity (Deficit)

Stock Options:

The Company, under its 2007 Stock Option Plan, is authorized to grant options for up to 625,000 shares of common stock, no par value. Options may be granted as incentive stock options or nonqualified stock options. Incentive stock options shall not be granted at less than one hundred percent (100%) of the fair market value of the common stock on the date of the grant, and have exercise terms of up to ten years with vesting periods determined at the discretion of the Company’s board of directors. As of March 31, 2013 no stock options had been granted.

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

Warrants Outstanding and Exercisable at March 31, 2013

Weighted
Average
	Weighted		Remaining
	Average	Aggregate	Contractural
Number of	Exercise	Intrinsic	Life
Shares	Price	Value	(In Years)

247,489	$0.30	$-	7.74

Note 6
Income Taxes

The provisions for income tax expense consist of the following:

	Three Months Ended March 31,
	2013	2012
Deferred:
Income tax (expense)/benefit at statutory rates	$5,700	$(7,400)
Change in valuation allowance	(5,700)	7,400
	$-	$-

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 6
Income Taxes (Continued)

The Company’s deferred tax asset consists of the following:

	March 31, 2013	December 31, 2012
Deferred Tax Asset:
Net operating loss carryforward	$179,500	$173,800
Less: Valuation allowance	(179,500)	(173,800)
Net deferred tax asset	$-	$-

As of March 31, 2013 and December 31, 2012, the Company had net operating loss carryforwards of approximately $461,000 and $446,000, respectively. The loss carryforwards, unless utilized, will expire from 2027 through 2033.

Our federal and state tax returns are subject to changes upon examination. For federal income tax purposes, years 2008 through 2012 are open for examination and for state income tax purposes the years 2007 through 2012 are open for examination.

The Company’s policy is to classify any interest and penalties to income taxes in the financial statements.

Note 7
Going Concern

The Company has incurred an accumulated deficit and has had negative cash flows from its operations. The Company no longer has a patent license with AVT to manufacture or sell the Aurios product line. Realization of the Company’s assets is dependent upon the Company’s ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As such, the Company’s independent registered public accounting firm has expressed an uncertainty about the Company’s ability to continue as a going concern in their opinion attached to our audited financial statements for the year ended December 31, 2012. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has no expansion plans that would require significant infusions of capital because it has no operations; however, it expects that it will need certain additional working capital in the next twelve months in order for it to seek a new business opportunity. The Company plans to identify, evaluate, and investigate various companies with the intent to conduct a reverse merger transaction under which it would acquire a target company with an operating business to continue the acquired company’s business as a publicly-held entity. There can be no assurance that the Company will find a suitable acquisition candidate or, if it does, that the terms will be favorable to its existing shareholders. Further, no assurances can be given that the Company will be able to raise such additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to the Company. If the Company is unable to raise additional funds, it could be required to halt its search for a suitable acquisition.

Note 8
Deposit Liability

The Company received a deposit of $12,000 in February 2013 from a third party with whom it was discussing a possible merger transaction. Such deposit would be applied to the transaction consideration if and when a transaction closed. The deposit is forfeitable if no transaction ultimately occurs between the parties and the Company has no obligation to enter into a transaction. At this point, the possible transaction has not progressed.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our history of declining operating results; (ii) our independent registered public accounting firm expressed a going concern opinion; (iii) our ability to raise additional working capital that we may require and, if available, that such working capital will be on terms favorable to us; (iv) our ability to implement a new business plan; (v) our ability to find a new business opportunity and acquire it on terms favorable to our existing shareholders; (vi) economic and general risks relating to business; (vii) our ability to manage our cost of production; (viii) our dependence on key personnel; (ix) increased competition or our failure to compete successfully; (x) our ability to continue to comply with the Sarbanes-Oxley Act of 2002; (xi) our nonpayment of dividends and lack of plans to pay dividends in the future; (xiii) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xiv) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xvi the price of our stock is likely to be highly volatile because of several factors, including a relatively limited public float; and (xvi) indemnification of our officers and directors.

As used in this Report, the terms “we,” “us,” “our,” and “Aurios” mean Aurios Inc. unless otherwise indicated.

General

The following discussion should be read in conjunction with our Financial Statements and notes thereto. The following discussion contains forward-looking statements, including, but not limited to, statements concerning our plans, anticipated expenditures, the need for additional capital and other events and circumstances described in terms of our expectations and intentions. You are urged to review the information set forth under Item 1A., “Risk Factors,” in our Form 10-K for the year ended December 31, 2012 for factors that may cause actual events or results to differ materially from those discussed below.

Overview

We were formed in August 2001 by our former parent, TGE. Our corporate offices are located at 7608 N. Shadow Mountain Blvd., Paradise Valley, AZ 85253 and our telephone number is (602) 321-1313.

Until December 31, 2012 we produced, marketed and distributed vibration isolation products to the high-end audio and video markets in the United States and in certain foreign countries. Our products were the Classic MIB, the PRO MIB, the Isotone MIB, the Series 100 Component Shelf, a shelf product, and Pivot Points, a spike mount product.

AVT granted us a non-exclusive world-wide license to sell the products under the patents (“AVT License”). The AVT License expired on December 31, 2012. On March 26, 2010, TGE assigned its federally registered trademark respecting the “Aurios” name to us in consideration of $100.

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

For the Three Months Ended March 31, 2013 and 2012

Results From Operations

Revenues

Since our inception, our activities have focused on product and market development with a nominal level of operations. We discontinued our sales of products on December 31, 2012 because our AVT License terminated. We thus had no revenues for the three months ended March 31, 2013 and had $8,341 for the three months ended March 31, 2012. Revenues declined for the three months ended March 31, 2013 because we are no longer selling product.

Most of our sales were made through audio equipment distributors, with the balance being direct retail sales. For the three months ended March 31, 2013, we had sales of $0. For the three months ended March 31, 2012, 29%, 27%, 26% and 11% of sales were made through distributors, Music Direct, Absolute Hi End, Non Stop Audio, and Mike McKool, respectively. No other customer accounted for more than 10% of sales.

Cost of Sales

We had no cost of sales on units sold for the three months ended March 31, 2013 because we are no longer selling product, compared to costs of sales on units sold of $6,150 (73.7% of revenues) for the three months ended March 31, 2012.

Gross Margin

Gross margin for the three months ended March 31, 2013 was $0 (0% of revenues) compared to $2,191 (26.3% of revenues) for the three months ended March 31, 2012.

Other Income

We had $0 of other income for the three months ended March 31, 2013 and $26,500 of other income for the three months ended March 31, 2012. The other income we had for the three months ending March 31, 2012 related to two agreements we entered into with FastLane Retail Systems, Inc. providing for exclusivity in negotiations between the parties for a possible transaction.

General and Administrative Expenses

In the three months ended March 31, 2013, we had general and administrative expenses consisting of $12,721. In the three months ended March 31, 2012, we had general and administrative expenses consisting of $6,178, which consisted primarily of accounting and legal expenses in both periods.

Interest Expense

Interest expense was $1,899 and $3,413 for the three months ended March 31, 2013 and 2012, respectively. The decrease was primarily related to interest expense from the issuance of convertible debt, common stock purchase warrants and a beneficial conversion feature on debt entered into in the year ended December 31, 2010, the discounts of which were expensed primarily in 2012.

Income Tax Provision

The Company had a potential tax provision (expense) benefit of approximately $5,700 and ($7,400) for the three months ended March 31, 2013 and 2012, respectively, arising from income and losses generated during the aforementioned periods. The Company has fully reserved against these benefits due to the uncertainty of their realization.

Net Income/(Loss)

For the reasons listed above, for the three months ended March 31, 2013 and 2012, the Company recorded a net income/(loss) of $(14,620) and $19,100, respectively, a decrease in its net income of $33,720.

Basic and Diluted Income/(Loss) per Share

The basic and diluted loss per share was <$0.00> for the three months ended March 31, 2013. The basic and diluted income per share was $0.01 for the three months ended March 31, 2012, for the reasons previously noted.

Liquidity and Capital Resources

Our independent registered public accounting firm has rendered a going concern opinion on our consolidated financial statements for the year ended December 31, 2012. We provided for our cash requirements in 2012 and 2011 and in the first quarter of 2013 from loans from our three principal shareholders and from certain stand-still fees we received from a third party in 2011 and 2012. Additionally, we received a deposit of $12,000 in February 2013 from a third party with whom we were discussing a possible merger transaction. Such deposit would be applied to the transaction consideration if and when a transaction closed. The deposit is forfeitable if no transaction ultimately occurs between the parties and we have no obligation to enter into a transaction. At this point, the possible transaction has not progressed.

We believe that we will obtain sufficient capital to operate for the next twelve months through the sale of debt or equity securities, deferral of payment of certain accounts payable, extension of outstanding debt obligations and, if we are able to, by generating operating income through the acquisition of an operating entity that produces positive cash flow. We can make no assurances that we will be successful in this regard. If our revenues do not increase and our cash flow is not positive or not sufficient to meet our working capital needs, we will need to seek to raise capital through the sale of our equity or debt securities. We have no commitments for obtaining such financing and there can be no assurance that we could obtain the necessary funds or obtain them on terms favorable to us. Any future financing may be on terms that substantially dilute the ownership interests of present shareholders. If we are unable to raise sufficient additional capital as necessary, we may have to suspend or contract operations or cease operations entirely. We do not anticipate that we will have any large capital requirements over the next twelve months. At March 31, 2013 we had a working capital deficit of ($250,479).

We do not anticipate that we will have any large capital requirements over the next twelve months. We are no longer manufacturing the products previously manufactured and thus do not have to either manufacture product for inventory or to fill orders. We will look for a new business model and/or business partner at this time. The nature of the new business model and/or business partner will determine what our capital needs going forward will be.

Capital Commitments

We had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2013 and December 31, 2012.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles. Preparation of the statements in accordance with these principles requires that we make estimates, using available data and our judgment, for such things as valuing assets, accruing liabilities and estimating expenses. The following is a discussion of what we feel is the most critical estimates that we must make when preparing our financial statements.

Recoverability of Inventory. We recognize and inventory allowance to reduce our inventory to its net realizable value when events or circumstances indicate that the carrying cost is in excess of market value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities and Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2013. This evaluation was carried out under the supervision and with the participation of our President, Chief Executive Officer and Chief Financial Officer, Paul Attaway. Based upon that evaluation, he has concluded that, as of March 31, 2013, our disclosure controls and procedures are not effective to provide reasonable assurance that material information required to be disclosed by us in this report was recorded, processed, summarized and communicated to our management as appropriate and within the time periods specified in SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting, as such term is defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act, during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	File Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aurios Inc.

Date:	May 15, 2013

By:	/s/ Paul Attaway
Name:	Paul Attaway
Title:	President, Chief Executive Officer,
Chief Financial Officer and Director

