Form 10-Q
period 2013-09-30
Aurios Inc.
filed 2013-11-20
CIK 1434768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [  ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 20, 2013
Common Stock, no par value	3,678,000

FORM 10-Q

AURIOS INC.

September 30, 2013

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AURIOS INC.

CONDENSED BALANCE SHEETS

	Unaudited September 30, 2013	December 31, 2012

ASSETS
Current Assets:
Cash	$3,436	$318

Prepaid expenses and other assets	-	474
Inventory, net	-	2,310
Total Assets	$3,436	$3,102

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Current Liabilities:
Accounts payable	$101,628	$90,622
Accrued interest	9,482	23,150
Notes payable and advances - related party	81,068	36,820
Total Current Liabilities	192,178	150,592

Long Term Liabilities:
Notes payable - related parties	7,000	95,369
Total Liabilities	199,178	245,961

Stockholders’ Equity / (Deficit):
Common stock - no par value; 90,000,000 shares authorized, 3,678,000 shares issued and outstanding at September 30, 3013 and December 31, 2012, respectively	197,795	197,795
Additional paid-in capital	97,656	37,124
Accumulated deficit	(491,193)	(477,778)
Total Stockholders’ Equity / (Deficit)	(195,742)	(242,859)
Total Liabilities and Stockholders’ Equity / (Deficit)	$3,436	$3,102

The Accompanying Notes are an Integral Part of the Condensed Financial Statements

AURIOS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Sales	$-	$566	$-		$8,907

Cost of Sales	-	642	-		6,792
Gross Profit (Loss)	-	(76)	-		2,115
General and Administrative Expenses	6,248	8,391	42,261		47,690
Loss from Operations	(6,248)	(8,467)	(42,261)		(45,575)
Other (Income) / Expense	(20,200)	339	(33,479)		(50,311)
Interest Expense	1,063	1,783	4,633		6,907
Net Income (Loss) (Unaudited)	12,889	(10,589)	(13,415)		$(2,171)

Basic net income (loss) per common share	$0.00	$(0.00)	$(0.00)		$0.00
Diluted net income (loss) per common share	$0.00	N/A	N/A	$	N/A
Basic weighted average shares outstanding	3,678,000	3,678,000	3,678,000		3,678,000
Diluted weighted average shares outstanding	3,998,079	N/A	N/A		N/A

The Accompanying Notes are an Integral Part of the Condensed Financial Statements

AURIOS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the nine months ended September 30, 2013

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2012	3,678,000	$197,795	$37,124	$(477,778)	$(242,859)
Capital contribution - related party debt extinguishment	-	-	60,532	-	60,532
Net loss for the nine months ended September 30, 2013 (Unaudited)	-	-	-	(13,415)	(13,415)
Balance at September 30, 2013 (Unaudited)	3,678,000	$197,795	$97,656	$(491,193)	$(195,742)

The Accompanying Notes are an Integral Part of the Condensed Financial Statements

AURIOS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(13,415)	$(2,171)

Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	-	1,702
Inventory reserve	1,155	-
Income from expired Standstill Agreements	(32,200)	(50,650)

Changes in Assets and Liabilities:
Accounts receivable	-	1,820
Prepaid expenses and other assets	-	(474)
Inventory	-	(1,044)
Accounts payable	11,006	(880)
Accrued interest	4,372	4,205
Net cash used by operating activities	(29,082)	(47,492)

Cash flows from financing activities:
Proceeds from debt	7,025	6,820
Repayment of debt	(7,025)	-
Proceeds from expired Standstill Agreement	32,200	34,150
Net cash provided by financing activities	32,200	40,970
Net change in cash and cash equivalents	3,118	(6,522)
Cash and cash equivalents at beginning of period	318	7,263
Cash and cash equivalents at end of period	$3,436	$741

Supplemental information:
Interest paid	$261	$1,000
Income taxes paid	$-	$-

The Accompanying Notes are an Integral Part of the Condensed Financial Statements

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1

Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates

Presentation of Interim Information

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our December 31, 2012 Annual Report filed on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, as permitted by the SEC, although we believe the disclosures made are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to fairly present our financial position at September 30, 2013 and the results of our operations and cash flows for the periods presented. The December 31, 2012 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred no advertising expense for three and nine months ended September 30, 2013 and 2012.

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments with a maturity of three (3) months or less at the time of purchase.

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 1

Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Accounts Receivable

The Company provides for potentially uncollectible accounts receivable by use of the allowance method. The allowance is provided based upon a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable. The Company charges off uncollectible receivables when all reasonable collection efforts have been exhausted. As of September 30, 2013 and December 31, 2012, there was no provision for uncollectible trade accounts receivable. The Company does not accrue interest charges on delinquent accounts receivable. The accounts are generally unsecured.

Inventory

Inventories were stated at the lower of cost (first-in, first-out method) or market value. The Company would regularly assess inventory quantities on hand at the end of the calendar year and record provisions for excess and obsolete inventory based primarily on our estimated forecast of product demand. At September 30, 2013 and December 31, 2012, the provision for excess and obsolete inventory was nil. Inventory at December 31, 2012 was determined using a perpetual inventory system with periodic counts.

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

As of September 30, 2013, warrants to purchase 247,489 shares of the Company’s common stock were not included in the determination of diluted loss per share, as the average price of the Company’s common stock for the three months ended September 30, 2013 was below the exercise price of the warrants in accordance with the treasury stock method under ASC 260 and would decrease the loss per share. In addition, the Company had notes payable and related accrued interest as of September 30, 2013, which were included in the determination of diluted loss per share using the if converted method.

For the three and nine months ended September 30, 2012 warrants to purchase 247,489 shares of the Company’s common stock were not included in the determination of diluted loss per share, as they were antidilutive, and would decrease the loss per share. In addition, the Company had notes payable and related accrued interest as of September 30, 2012 that were convertible into 263,613 shares of common stock, which also would have been anti-dilutive and have been excluded in the calculation of loss per share.

Earnings per share for the three and nine months ended September 30 are calculated as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012		2013		2012
Basic earnings/(loss) per share:
Net income/(loss) attributable to common shareholders	$12,889		$(10,589)		$(13,415)		$(2,171)
Weighted average common shares outstanding	3,678,000		3,678,000		3,678,000		3,678,000
Basic Earnings per share	$0.00		$(0.00)		$(0.00)		$(0.00)

Diluted earnings/(loss) per share:
Net income/(loss) attributable to common shareholders	$13,688		$(10,589)		$(13,415)		$(2,171)
Weighted average common shares outstanding	3,678,000		3,678,000		3,678,000		3,678,000
Effect of dilutive securities:
Warrants convertible to common stock	-		N/A		N/A		N/A
Notes payable and accrued interest convertible to common stock	320,079		N/A		N/A		N/A
Weighted average common and common equivalent shares outstanding	3,998,079		N/A		N/A		N/A
Diluted earnings per share	$0.00	$	N/A	$	N/A	$	N/A

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

Note 2

Related Party Transactions

The Company had a note payable to a related party, TGE, in the amount of $-0- and $44,121 as of September 30, 2013 and December 31, 2012, respectively, bearing interest at a rate of 8.25%. All outstanding principal and interest was originally due and payable on December 15, 2010 and such date was extended several times to January 15, 2014. Effective May 31, 2013, the Company sold all of its assets relating to its vibration isolation products to TGE for a price of $62,161, which was the outstanding principal balance and accrued interest on the note due as of May 31, 2013. The assets included the existing product inventory and other assets, which was $1,155 and $474, respectively, at May 31, 2013, assembly devices, drawings, trade name and related intellectual property. The note payable to TGE has been satisfied by the exchange of the note for the assets, which extinguished the Company’s obligation to TGE. AVT had granted the Company a non-exclusive world-wide license to sell its products under the patents AVT held (“AVT License”). The AVT License terminated on December 31, 2012 because AVT sold its business to a third party that is a competitor with the products of Aurios. As a result, earlier this year the Company indicated that it intended to sell its remaining inventory and this transaction helped the Company achieve this goal, as well as reduce its debt. Given the related party nature of the debt, the debt extinguished in excess of the carrying value of the assets was recorded as a contribution to capital.

On March 26, 2010, TGE, the Company’s affiliate and former parent, assigned the Company its federally registered trademark “Aurios” in consideration for a payment of $100. On April 1, 2010, TGE assumed ownership from the Company of all parts and raw materials maintained in the inventory. At which point, the Company maintained only a finished goods inventory. Total purchases from TGE for the nine months ended September 30, 2013 and 2012 were $0 and $6,090, respectively.

On December 15, 2010, the Company issued convertible promissory notes in the amount of $10,000 each to Ira J. Gaines, Paul Attaway, and Christian J. Hoffmann, III, all of whom are principal shareholders of the Company, for a total of $30,000 that they loaned to the Company. Each note bears interest at a rate of 6.0% per annum with principal and interest due on December 14, 2011. In December 2011, the maturity dates of the notes, along with accrued interest, were extended to December 14, 2012, which were subsequently extended to December 15, 2013. The notes and any accrued interest are convertible into common stock of the Company at a rate of $0.30 per share. As of September 30, 2013 and December 31, 2012, there was accrued interest on the notes of $4,482 and $3,721, respectively. In addition, each note holder was issued 33,333 common stock warrants for a total of 99,999 warrants. The warrants vested immediately, have an exercise price of $0.30 per share and have a ten-year term expiring December 14, 2020. As a result of the warrants and the conversion feature, a discount was recorded on the debt in the amount of $15,000. The discount was amortized over the one-year term of the debt. During the nine months ended September 30, 2013 and 2012, the Company recorded interest expense related to the discount of nil. As of September 30, 2013 and December 31, 2012, there was no unamortized discount netted against the carrying amount of the debt.

During the nine months ended September 30, 2013 and 2012, the Company paid nil and $13,583, respectively, in legal services to a law firm in which Christian J. Hoffmann, III, a principal stockholder of Aurios is a partner. He also performed or supervised the legal services rendered by his law firm. Such firm has ceased to represent the Company. As of September 30, 2013 and December 31, 2012, the Company owed the law firm $70,897 and $58,760, respectively. In addition, on December 31, 2010, the Company issued a note to such firm representing $44,248 in outstanding invoices that the Company owed. The note bears interest at a rate of 3.0% per annum, with all outstanding principal and interest due on January 15, 2012, or earlier upon the occurrence of certain events. The maturity date of the note was subsequently extended to January 15, 2014. The note is convertible into shares of the Company’s common stock at a rate of $0.30 per share. As of September 30, 2013 and December 31, 2012, there was accrued interest on the note of $3,702 and $2,695, respectively. The law firm was also issued 147,490 common stock warrants, which vested immediately, have an exercise price of $0.30 per share, and have a ten-year term expiring December 30, 2020. As a result of the warrants and the conversion feature, a discount was recorded on the debt in the amount of $22,124. The discount was amortized over the one-year term of the debt. During the nine months ended September 30, 2013 and 2012, the Company recorded interest expense related to the discount of $0 and $1,702, respectively. As of September 30, 2013 and December 31, 2012, there was no unamortized discount netted against the carrying amount of the debt.

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 2

Related Party Transactions (Continued)

On August 14, 2012, Ira J. Gaines, Paul Attaway and Christian J. Hoffmann III, all of whom are principal shareholders of the Company, advanced a total of $6,820 to the Company. Each advance bears interest at a rate of 6.0% per annum, with principal and interest due on September 14, 2013, which was subsequently extended to January 15, 2014. The notes and accrued interest on the notes are convertible into common stock of the Company at a price of $0.30 per share.

On November 26, 2012, Ira J. Gaines, Paul Attaway and Christian J. Hoffmann, III, all of whom are principal shareholders of the Company, advanced a total of $7,000 to the Company. Each advance bears interest at a rate of 6% per annum, with principal and interest due on November 26, 2014. The notes and accrued interest on the notes are convertible into common stock of the Company at a rate of $0.30 per share. As of September 30, 2013 and December 31, 2012, there was combined accrued interest on the August and November loans in 2012 from Gaines, Attaway and Hoffmann of $622 and nil.

On April 12, 2013, Ira J. Gaines, Paul Attaway and Christian J. Hoffmann, all of whom are principal shareholders of the Company, each advanced $1,500 to the Company, for a total of $4,500. Each advance bore interest at the rate of 6% per annum with principal and interest due December 31, 2013. The Company repaid these advances plus accrued interest in full in September 2013.

A schedule of minimum future principal payments on the above notes payable is as follows:

Period Ending September 30,	Principal Amount
2014	$81,068
2015	7,000
$88,068

Note 3

Concentration of Credit Risk

The Company maintains cash accounts at a financial institution. At September 30, 2013 and December 31, 2012, the Company had no uninsured cash and cash equivalents.

For the nine months ended September 30, 2013, the Company made no sales because it discontinued selling its products at December 31, 2012. For the nine months ended September 30, 2012, 83% of its sales were to three customers. As of September 30, 2013 and December 31, 2012 the Company had no receivables from its customers.

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

Note 4

Other Income (Continued)

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

On July 31, 2013 Argent Offset, LLC, a third party, advanced $10,000 to the Company. The promissory note that the Company issued to the lender bears interest at the rate of 10% per annum and is due 180 days from the date of issuance. The note is unsecured and the Company used the proceeds for working capital. The Company and Argent entered into a standstill agreement in September 2013 in anticipation of a possible transaction between them. Argent made payments of $10,200 under such agreement. Argent subsequently defaulted under the agreement and the note was cancelled and the Company retained all amounts Argent loaned and paid to the Company under the terms of the agreement.

Note 5

Stockholders’ Equity (Deficit)

Stock Options:

The Company, under its 2007 Stock Option Plan, is authorized to grant options for up to 625,000 shares of common stock, no par value. Options may be granted as incentive stock options or nonqualified stock options. Incentive stock options shall not be granted at less than one hundred percent (100%) of the fair market value of the common stock on the date of the grant, and have exercise terms of up to ten years with vesting periods determined at the discretion of the Company’s board of directors. As of September 30, 2013 no stock options had been granted.

Warrants:

The fair value of warrant grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants: five-year expected life of warrants using the “plain vanilla method”, which management believes approximates the actual expected term, risk-free interest rates of 2.01% - 2.11%, volatility of approximately 32.4%, and a 0% dividend yield.

On December 15, 2010, the Company granted warrants to purchase shares of common stock at $0.30 per share to Ira Gaines, Paul Attaway, and Christian J. Hoffmann, III, all of whom are principal shareholders of the Company. Each was issued 33,333 common stock warrants for a total of 99,999 total warrants. The warrants vested immediately, have an exercise price of $0.30 per share and have a ten-year term expiring December 14, 2020. The Company valued the warrants at $0.10 per warrant using the Black-Scholes option pricing model.

On December 31, 2010, the Company granted 147,490 warrants to purchase shares of common stock at $0.30 per share to the law firm of Quarles & Brady LLP. The warrants vested immediately, have an exercise price of $0.30 per share and have a ten-year term expiring December 30, 2020. The Company valued the warrants at $0.10 per warrant using the Black-Scholes option pricing model.

Warrants Outstanding and Exercisable at September 30, 2013

Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (In Years)

247,489	$0.30	$-	7.24

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 6

Income Taxes

The provisions for income tax expense consist of the following:

	Nine Months Ended September 30,
	2013	2012
Deferred:
Income tax (expense)/benefit at statutory rates	$5,200	$900
Change in valuation allowance	(5,200)	(900)
	$-	$-

The Company’s deferred tax asset consists of the following:

	September 30, 2013	December 31, 2012
Deferred Tax Asset:
Net operating loss carryforward	$179,000	$173,800
Less: Valuation allowance	(179,000)	(173,800)
Net deferred tax asset	$-	$-

As of September 30, 2013 and December 31, 2012, the Company had net operating loss carryforwards of approximately $459,000 and $446,000, respectively. The loss carryforwards, unless utilized, will expire from 2027 through 2033.

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

For the three months ended September 30, 2013 and 2012

Results From Operations

Revenues

Revenues for the three months ended September 30, 2013 and 2012 were $0 and $566, respectively. Our lack of revenues in the 2013 period was because we ceased selling vibration isolation products on December 31, 2012 when our AVT License terminated. Our limited revenues in the 2012 period was due to less demand from our distributors in the quarter.

Cost of Sales

Cost of sales for the three months ended September 30, 2013 and September 30, 2012 were $0 and $642, respectively, because we had no sales in 2013 and, during the 2012 period, we sold fewer units and the prices of those units were marked down from prior period levels.

Gross Margin

Gross margins for the three months ended September 30, 2013 and September 30, 2012 totaled $0 and ($76), respectively, or (13%) of revenues, because we had no sales in 2013 and during the 2012 period we sold fewer units and the prices of those units were marked down from prior period levels.

Other Income

We had other income for the three months ended and September 30, 2013 and September 30, 2012 in the amounts of $20,200 and $339, respectively. The other income relates to deposits made under various deposit and standstill agreements in anticipation of possible transactions with third parties during 2013. We and such parties did not reach definitive agreements on the possible transactions and we recorded income upon expiration of the deposit and standstill agreements.

General and Administrative Expenses

In the three months ended September 30, 2013 and September 30, 2012, our General and Administrative Expenses were $6,248 and $8,391, respectively. During the three months ended September 30, 2013, these expenses consisting chiefly of legal expenses of $1,437 and accounting expenses of $4,807 related to being publicly held and for certain corporate matters. In the three months ended September 30, 2012, we had legal expenses of $0 and accounting expenses of $6,927 related to being publicly held.

Interest Expense

Interest expense was $1,063 and $1,783 for the three months ended September 30, 2013 and 2012, respectively. The decrease was primarily related to extinguishment of the note payable to TGE, during May 2013, resulting in less accrued interest.

Income Tax Provision

We had a potential tax provision (expense) benefit of approximately $(5,000) and $4,100 for the three months ended September 30, 2013 and 2012, respectively, arising from income and losses generated during the aforementioned periods. We fully reserved against the benefit due to the uncertainty of its realization.

Net Income (Loss)

For the reasons listed above, for the three months ended September 30, 2013 and 2012 we recorded net income of $12,889 and we recorded a net loss of ($10,589), respectively, an increase of $23,478.

Basic and Diluted Income (Loss) per Share

The basic and diluted income per share was $0.00 for the three months ended September 30, 2013. The basic loss per share was ($0.00) for the three months ended September 30, 2012.

For the nine months ended September 30, 2013 and 2012

Results From Operations

Revenues

Since our inception, our activities have focused on product and market development in our vibration isolation business. We discontinued our sales of such products on December 31, 2012 because our AVT License terminated. We thus had no revenues for the nine months ended September 30, 2013 and had $8,907 in revenues for the nine months ended September 30, 2012.

Most of our sales in the 2012 period were made through audio equipment distributors, with the balance being direct retail sales. For the nine months ended September 30, 2012, 27%, 25% and 31% of sales were made through distributors, Music Direct, Absolute Hi End, and Non Stop Audio, respectively. No other customer accounted for more than 10% of sales.

Cost of Sales

We had no cost of sales on units sold for the nine months ended September 30, 2013 because we are no longer selling product, compared to costs of sales on units sold of $6,792 (76.3% of revenues) for the nine months ended September 30, 2012, when we were still selling our product.

Gross Margin

Gross margin for the nine months ended September 30, 2013 was $0 because we sold no product compared to $2,115 (23.7% of revenues) for the nine months ended September 30, 2012.

Other Income

We had other income for the nine months ended September 30, 2013 of $33,479 and other income of $50,311 for the nine months ended September 30, 2012. The other income we had for the nine months ended September 30, 2013 related to deposits made by third parties under agreements in anticipation of possible transactions. We did not reach a definitive agreement with such parties on the possible transactions and we recorded income upon expiration of the agreements relating to the deposits. The other income we had for the nine months ending September 30, 2012 related to two standstill agreements we entered into with FastLane Retail Systems, Inc. providing for exclusivity in negotiations between the parties for a possible transaction. We did not reach a definitive agreement with FastLane on the possible transaction and we recorded income upon expiration of the standstill agreements.

General and Administrative Expenses

In the nine months ended September 30, 2013, we had general and administrative expenses consisting of $42,261. In the nine months ended September 30, 2012, we had general and administrative expenses consisting of $47,690, which consisted primarily of accounting and legal expenses in both periods.

Interest Expense

Interest expense was $4,633 and $6,907 for the nine months ended September 30, 2013 and 2012, respectively. The decrease was primarily related to interest expense from the issuance of convertible debt, common stock purchase warrants, a beneficial conversion feature on debt entered into in the year ended December 31, 2010, the discounts of which were expensed in 2012 and satisfaction of a note payable to TGE.

Income Tax Provision

We had a potential tax provision benefit of approximately $5,200 and $900 for the nine months ended September 30, 2013 and 2012, respectively, arising from losses generated during the aforementioned periods. We have fully reserved against these benefits due to the uncertainty of their realization.

Net Loss

For the reasons listed above, for the nine months ended September 30, 2013 and 2012, we recorded a net loss of ($13,415) and ($2,171), respectively, a decrease of $11,244.

Basic Loss per Share

The basic loss per share was <$0.00> for the nine months ended September 30, 2013. The basic loss per share was <$0.00> for the nine months ended September 30, 2012, for the reasons previously noted.

Liquidity and Capital Resources

Our independent registered public accounting firm has rendered a going concern opinion on our consolidated financial statements for the year ended December 31, 2012. We provided for our cash requirements in 2012 and in the first nine months of 2013 from loans from our three principal shareholders and from certain stand-still fees we received from a third party in 2012. Additionally, we received a deposit of $12,000 in February 2013 from a third party with whom we were discussing a possible merger transaction and a loan in July 2013 from a third party. The deposit and loan were forfeited because no transaction ultimately occurred between the parties.

We believe that we will obtain sufficient capital to operate for the next twelve months through the sale of debt or equity securities, deferral of payment of certain accounts payable, extension of outstanding debt obligations and, if we are able to, by generating operating income through the acquisition of an operating entity that produces positive cash flow. We can make no assurances that we will be successful in this regard. If our revenues do not increase and our cash flow is not positive or not sufficient to meet our working capital needs, we will need to seek to raise capital through the sale of our equity or debt securities. We have no commitments for obtaining such financing and there can be no assurance that we could obtain the necessary funds or obtain them on terms favorable to us. Any future financing may be on terms that substantially dilute the ownership interests of present shareholders. If we are unable to raise sufficient additional capital as necessary, we may have to suspend or contract operations or cease operations entirely. We do not anticipate that we will have any large capital requirements over the next twelve months. At September 30, 2013 we had a working capital deficit of ($188,742).

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2013 and December 31, 2012.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities and Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2013. This evaluation was carried out under the supervision and with the participation of our President, Chief Executive Officer and Chief Financial Officer, Paul Attaway. Based upon that evaluation, he has concluded that, as of September 30, 2013, our disclosure controls and procedures are not effective to provide reasonable assurance that material information required to be disclosed by us in this report was recorded, processed, summarized and communicated to our management as appropriate and within the time periods specified in SEC rules and forms. Nonetheless, management believes that it has taken sufficient additional steps in preparing this Report to ensure that the information contained in it is materially accurate and in accordance with generally accepted accounting principles for interim financial information and the SEC’s instructions to Form 10-Q for smaller reporting companies.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting, as such term is defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act, during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit	Filed Herewith

10.11	Asset Purchase and Sale Agreement between Aurios Inc. and TGE, dated May 31, 2013	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aurios Inc.

Date: November 20, 2013

By:	/s/ Paul Attaway
Name:	Paul Attaway
Title:	President, Chief Executive Officer, Chief Financial Officer and Director

Index to Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

