Form 10-K
period 2013-12-31
Aurios Inc.
filed 2014-03-21
CIK 1434768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-53643

Aurios Inc.

(Exact name of registrant as specified in its charter)

Arizona	86-1037558
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

As of June 30, 2013, the aggregate market value of the registrant’s common equity held by non-affiliates computed by reference to the average of closing bid and ask prices ($0.08) of the registrant’s most recently completed second fiscal quarter was: $104,800.

There were 3,678,000 shares of the registrant’s common stock issued and outstanding as of March 11, 2014.

Documents Incorporated by Reference: None.

FORM 10-K

AURIOS INC.

DECEMBER 31, 2013

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

We now have nominal assets and are seeking a new business opportunity. We plan to identify, evaluate, and investigate various companies with the intent to conduct a reverse merger transaction under which we would acquire a target company with an operating business to continue the acquired company’s business as a publicly-held entity. There can be no assurance that we will find a suitable acquisition candidate or, if we do, that the terms will be favorable to our existing shareholders.

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

Our corporate offices are located at 7608 N. Shadow Mountain Rd., Paradise Valley, Arizona 85253 and our telephone number is (602) 321-1313.

Employees

We have no employees.

ITEM 1A. Risk Factors.

Not Applicable.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Description of Property.

Our executive office consists of use of office space and storage, to the extent required, that our President has provided to us in his residence located at 7608 N. Shadow Mountain Road, Paradise Valley, AZ 85253 without charge. We believe that our current facilities are adequate to meet our operational needs for the upcoming year.

ITEM 3. Legal Proceedings.

We are not involved in any pending litigation, legal proceedings or claims.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Principal Market and Price Range of Common Stock

Our common stock trades on the OTC Bulletin Board (OTCBB) under the symbol “AURZ.” The following table sets forth the high and low closing bid prices for our common stock as reported by the OTCBB. The trading in our common stock has been minimal during the periods shown. The closing price of the common stock on February 28, 2014 was $0.11 per share. The quotations reflect interdealer bid prices without retail markup, markdown or commission and may not represent actual transactions.

Year Ended December 31, 2012	High	Low
1st Quarter	$0.30	$0.06
2nd Quarter	2.00	0.30
3rd Quarter	0.35	0.15
4th Quarter	0.49	0.10

Year Ended December 31, 2013	High	Low
1st Quarter	$0.49	$0.49
2nd Quarter	0.49	0.05
3rd Quarter	0.20	0.10
4th Quarter	0.13	0.08

Holders of Common Stock and Preferred Stock

We had approximately 43 shareholders of record of our common stock as of March 15, 2014.

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

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2013.

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

Recent Issuances of Unregistered Securities

On August 14, 2012, Ira J. Gaines, Paul Attaway and Christian J. Hoffmann III, respectively all of whom are principal shareholders of the Company, advanced a total of $6,820 to the Company. Each advance bears interest at a rate of 6.0% per annum, with principal and interest due on September 14, 2014. On November 26, 2012, Ira J. Gaines, Paul Attaway and Christian J. Hoffmann III, respectively all of whom are principal shareholders of the Company, advanced a total of $7,000 to the Company. Each advance bears interest at a rate of 6.0% per annum, with principal and interest due on November 26, 2014. As of December 31, 2013 and 2012, there was combined accrued interest on the August 2012 and November 2012 notes of $829 and nil, respectively. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

On April 12, 2013, Ira J. Gaines, Paul Attaway and Christian J. Hoffmann, all of whom are principal shareholders of the Company, advanced a total of $7,025. We repaid these advances in September 2013 with interest at the rate of 6% per annum totaling approximately $116. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

On November 25, 2013, Ira J. Gaines, Paul Attaway and Christian J. Hoffmann III, respectively all of whom are principal shareholders of the Company, advanced a total of $3,000 to the Company. Each advance bears interest at a rate of 6.0% per annum, with principal and interest due on November 24, 2014.

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

Factors that could cause or contribute to our actual results to differ materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our ability to find a new business opportunity; (ii) our independent registered public accounting firm expressed a going concern opinion; (iii) our ability to raise additional working capital that we may require and, if available, that such working capital will be on terms acceptable to us; (iv) our ability to implement a new business plan; (v) economic and general risks relating to business; (vi) our dependence on key personnel; (vii) our ability to comply with Section 404 of the Sarbanes-Oxley Act of 2002, as it may be required; (viii) our nonpayment of dividends and lack of plans to pay dividends in the future; (ix) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, if it trades, lower our value and make it more difficult for us to raise capital; (x) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xi) the illiquidity of the public market for our common stock; (xvii) the price of our stock is likely to be highly volatile because of several factors, including a relatively limited public float; and (xiii) indemnification of our officers and directors.

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

Our vibration isolation products produced superior sound quality by sharpening, not softening, the sound. AVT holds the patents respecting our products in the United States and Taiwan. AVT granted us a non-exclusive world-wide license to sell the products under the patents (“AVT License”). The AVT License automatically renewed each year until December 31, 2012, when it was terminated. We paid AVT a royalty of 5% of our net sales for the license. We outsourced the manufacture of our products to several qualified machine shops in the Phoenix metropolitan area. On March 26, 2010, TGE assigned its federally registered trademark respecting the “Aurios” name to us in consideration of $100.

The AVT License terminated on December 31, 2012 because AVT sold its business to a third party who was a competitor with the products of Aurios. We liquidated or sold our remaining inventory. In 2013, we sold our remaining, assets, less cash, to TGE in satisfaction of a Note Payable owing to TGE. The principal amount owing on the Note Payable to TGE was $44,121 and the accrued and owing interest was $18,042 as of May 31, 2013.

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

For the Years Ended December 31, 2013 and 2012

Results From Operations

Revenues

Since our inception, our activities have focused on product and market development with a nominal level of operations. We discontinued our sales of such products on December 31, 2012 because our AVT License terminated. We thus had no revenues for the year ended December 31, 2013 and had $8,908 in revenues for the year ended December 31, 2012.

Most of our sales were made through audio equipment distributors, with the balance being direct retail sales. For the year ended December 31, 2012, we had 27%, 25%, 10% and 31% of sales to Music Direct, Absolute Hi End, Mike McKool and Non Stop Audio, respectively, which were four of our distributors. No other customer accounted for more than 10% of sales in the 2012 fiscal year. There were no sales in 2013.

Cost of Sales

We had no cost of sales on units sold for the year ended December 31, 2013 because we are no longer selling product compared to cost of sales on units sold for the year ended December 31, 2012 of $7,884 (88.5% of revenues).

Gross Margin

Gross margin for the year ended December 31, 2013 was $-0- (0% of revenues) because we sold no product in 2013 compared to $1,024 (11.5% of revenues) for the year ended December 31, 2012.

Other Income

We had other income for the year ended December 31, 2013 of $32,200 and $50,650 of other income for the year ended December 31, 2012. The other income we had for the year ended December 31, 2013 related to deposits made by third parties under agreements in anticipation of a possible transaction. We did not reach a definitive agreement with such parties on the possible transactions and we recorded income upon expiration of the agreement relating to the forfeiture of the deposits. The other income we had for the year ended December 31, 2012 related to standstill agreements we entered into with FastLane Retail Systems, Inc. providing for exclusivity in negotiations between the parties for a possible transaction. We did not reach a definitive agreement with FastLane on the possible transaction and we recorded income upon expiration of the standstill agreements.

General and Administrative Expenses

In fiscal 2013 and 2012, our President provided administrative services to us, and office and warehouse space for us in his residence at no cost to us. In the year ended December 31, 2013, we had additional expenses consisting of legal expenses of $13,248 and accounting expenses of $28,888, most of which were related to complying with our reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In the year ended December 31, 2012, we had additional expenses consisting of legal expenses of $13,772 and accounting expenses of $35,751, most of which were related to complying with our reporting obligations under the Exchange Act.

Interest Expense

Interest expense was $5,567 and $8,797 for the years ended December 31, 2013 and 2012, respectively. The decrease was primarily related to satisfaction of the Note payable to TGE.

Income Tax Provision

We had a potential tax provision benefit of approximately $8,700 and $5,600 for the years ended December 31, 2013 and 2012, respectively, arising from losses generated during the aforementioned periods. We have fully reserved against these benefits due to the uncertainty of their realization.

Net Loss

For the reasons listed above, for the years ended December 31, 2013 and 2012, we recorded a net loss of $22,281 and $14,388, respectively, an increase in our net loss of $7,893.

Basic and Diluted Loss per Share

The basic and diluted loss per share were <$0.01> and <$0.00> for the years ended December 31, 2013 and 2012, respectively, for the reasons previously noted.

Liquidity and Capital Resources

Our independent registered public accounting firm has rendered a going concern opinion. We provided for our cash requirements in 2013 and 2012 from loans from our three principal shareholders and from certain stand-still fees we received from third parties in 2013 and 2012. In this regard, we received a deposit of $12,000 in February 2013 from a third party with whom we were discussing a possible merger transaction and a $10,000 loan in July 2013 from a third party and a deposit of $10,200 towards the closing of a merger. The deposit was forfeited and the loan was retained and recognized as income because no transaction ultimately occurred between the parties.

We believe that we will obtain sufficient capital to operate for the next twelve months through the sale of debt or equity securities, deferral of payment of certain accounts payable, extension of outstanding debt obligations and, if we are able to, by generating operating income through the acquisition of an operating entity that produces positive cash flow. We can make no assurances that we will be successful in this regard. If our revenues do not increase and our cash flow is not positive or not sufficient to meet our working capital needs, we will need to seek to raise capital through the sale of our equity or debt securities. We have no commitments for obtaining such financing and there can be no assurance that we could obtain the necessary funds or obtain them on terms favorable to us. Any future financing may be on terms that substantially dilute the ownership interests of present shareholders. If we are unable to raise sufficient additional capital as necessary, we may have to suspend or contract our activities or cease activities entirely. We do not anticipate that we will have any large capital requirements over the next twelve months.

As of December 31, 2013, we had a working capital deficit of $203,328 and no long-term debt.

Capital Commitments

We had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2013 and December 31, 2012.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles. Preparation of the statements in accordance with these principles requires that we make estimates, using available data and our judgment, for such things as valuing assets, accruing liabilities and estimating expenses.

Our significant accounting policies are summarized in Note 1 to our financial statements included in Item 8 “Financial Statements” of this report. The selection and application of any accounting policy may involve some level of subjective judgments and estimates in their selection and application, and may be susceptible to uncertainties and changing conditions.

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

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our President, Chief Executive Officer and Chief Financial Officer, Paul Attaway, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on his evaluation as of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K, he concluded that our disclosure controls and procedures were not effective, for the reasons discussed below, at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using those criteria, management believes that, as of December 31, 2013, our internal control over financial reporting was not effective based on those criteria.

In connection with our evaluation, we identified a material weakness in our internal control over financial reporting as of December 31, 2013. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner. The material weakness related to our Company is due to not having the adequate personnel to address the reporting requirements of a public company. We do not believe that this material weakness has resulted in deficient financial reporting because we have worked through the audit process to review our transactions to assure compliance with professional standards. Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of December 31, 2013, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, such controls.

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

Name	Age	Position with Company

Paul Attaway	50	President, Chief Financial Officer and Director since 2001
Timothy Louis	49	Secretary, Treasurer and Director since 2004

Paul Attaway has served as an officer and director of the Company since its incorporation in August 2001. In 1997, Mr. Attaway founded True Gravity Enterprises, Inc., a privately held corporation that designed and manufactured vibration control solutions for the semiconductor and life science industries and he has been its principal shareholder and executive officer since then. TGE sold substantially all of its assets to AVT in February 2010. In April 2010, Attaway co-founded CTP Funding, LLC (“CTP”), a private mortgage lender. He practiced law for two years from 1988 to 1990 in Phoenix, Arizona with Streich Lang Weeks & Cardon. From 1990 to 1995, he worked for a family business, MM Systems Corporation, which manufactures and sells building materials worldwide. From 1995 to 1997, Mr. Attaway left the family business and started Tekton Inc., a privately held corporation that designs and manufactures seismic isolation systems for network server racks. Mr. Attaway sold Tekton, Inc. in 2004. Mr. Attaway holds a B.S.B.A. with a major in finance from Georgetown University and a J.D. from the University of Georgia School of Law. Mr. Attaway divides his time between TGE, CTP and the Company as the businesses require in a manner sufficient to discharge his fiduciary duties to all three entities.

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

Board of Directors and Committee Meetings

Our Board of Directors held four meetings during the fiscal year ended December 31, 2013. In addition, our Board of Directors acted by unanimous written consent during fiscal year ended December 31, 2013. Both of our directors attended at least 75% of the meetings of the Board of Directors in the fiscal year ended December 31, 2013. We have no Committees of our Board. Our directors are expected, absent exceptional circumstances, to attend all Board meetings and meetings of any committees on which they serve.

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

Report of the Board of Directors Serving the Equivalent Functions of an Audit Committee

Review and Discussion with Management

Our Board has reviewed and discussed with management our audited financial statements for the fiscal year ended December 31, 2013, and the report by our independent registered public accounting firm thereon, the process designed to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our assessment of internal control over financial reporting.

Review and Discussions with Independent Registered Public Accounting Firm

Our Board has discussed with Semple, Marchal & Cooper, LLP, our independent registered public accounting firm for fiscal year 2013, the matters the Board, serving the equivalent functions of an audit committee, is required to discuss, which includes, among other items, matters related to the conduct of the audit of our financial statements.

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

Conclusion

Based on the review and discussions referred to above, the Board, serving the equivalent functions of the audit committee, approved our audited financial statements for the fiscal year ended December 31, 2013 be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for filing with the Securities and Exchange Commission.

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

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Exchange Act, requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership of, and transactions in, our securities and to provide us with copies of those filings. To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2013, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with during fiscal year 2013.

ITEM 11. EXECUTIVE COMPENSATION.

The table below sets forth all cash compensation paid or proposed to be paid by us to the chief executive officer and the most highly compensated executive officers, and key employees for services rendered in all capacities to us during fiscal years 2013 and 2012.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Paul Attaway, President and Chief Financial Officer	2013 2012	No compensation paid or options issued

Timothy Louis, Secretary and Treasurer	2013 2012	No compensation paid or options issued

Mr. Attaway and Mr. Louis received no compensation in 2013 and 2012.

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

Base Salary. The base salary for each executive officer will be reviewed and compared to the prior year, with considerations given for increase. During 2013 and 2012 the executive officers received no compensation. As we grow and if financial conditions improve, we plan to establish base salaries for all executive officers and to review them periodically for possible adjustments. At the appropriate point, we will base salary adjustments on both the individuals and our performance and will include both objective and subjective criteria specific to each executive’s role and responsibility with us.

Stock Options. No stock options were issued to our officers during fiscal years 2013 and 2012.

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

Compensation Committee Interlocks and Insider participation

Our Board of Directors functions as our compensation committee. Mr. Louis is not currently and has not ever been an employee of the Company.

Outstanding Equity Awards at Fiscal Year-End

		Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#)(b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)

Paul Attaway	No outstanding equity awards.

Timothy Louis	No outstanding equity awards.

The table above indicates that no options were granted under the Plan to directors and officers in fiscal 2013.

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

Director Compensation

Name (a)	Fees Earned Or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)

Paul Attaway, President, Chief Financial Officer and Director			No compensation paid or awards made in 2013 and 2012.

Timothy Louis, Secretary, Treasurer and Director			No compensation paid or awards made in 2013 and 2012.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2013, the number and percentage of outstanding shares of common stock beneficially owned by (a) each person known by us to beneficially own more than five percent of such stock, (b) each director of the Company, (c) each named officer of the Company, and (d) all our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class(4)
Paul Attaway(3) (4)	1,254,666	33.5
Timothy Louis	100,000	2.4
Ira J. Gaines(4)	656,666	17.5
Christian J. Hoffmann, III(4) (5)	606,666	16.2
All officers and directors as a group (two persons)	1,354,666	35.02

(1)	The address of these persons is c/o 7608 N. Shadow Mountain Rd., Paradise Valley, Arizona 85281.

(2)	The foregoing beneficial owners hold investment and voting power in their shares.

(3)	Paul Attaway owns 66% of the capital stock of TGE, which is a former shareholder of the Company and the Company’s former parent company.

(4)	Includes 33,333 shares of common stock issuable to each person upon exercise of a warrant exercisable within sixty (60) days and includes 33,333 shares for each person issuable upon conversion of Series A Convertible Notes. See “Certain Relationships and Related Transactions, and Director Independence.”

(5)	Mr. Hoffmann is a partner of Quarles & Brady LLP, the former legal counsel of the Company. Such law firm holds a promissory note convertible into 147,490 shares of common stock and a warrant exercisable to purchase 147,490 shares of our common stock. Mr. Hoffmann disclaims ownership of such shares and they are not included in his totals in the table.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The Company had a note payable to a related party, TGE, in the amount of $-0- and $44,121 as of December 31, 2013 and 2012, respectively, bearing interest at a rate of 8.25%. All outstanding principal and interest was originally due and payable on December 15, 2010 and such date was extended several times to January 15, 2014. Effective May 31, 2013, the Company sold all of its assets relating to its vibration isolation products to TGE for a price of $62,161, which was the outstanding principal balance and accrued interest on the note due as of May 31, 2013. The assets included the existing product inventory and other assets, which was $1,155 and $474, respectively, at May 31, 2013, assembly devices, drawings, trade name and related intellectual property. The note payable to TGE has been satisfied by the exchange of the note for the assets, which extinguished the Company’s obligation to TGE.

The Company and TGE, its affiliate and former parent, entered into an administrative services/rental agreement with TGE on January 1, 2009. Under such agreement, TGE performs certain administrative duties for Aurios and provides it office space as required at $1,500 per month. Aurios has no employees and contracts with TGE for all services. Paul Attaway controls TGE as its principal shareholder, and an officer and director. This agreement was terminated on February 25, 2010 as a result of the sale of substantially all of TGE’s assets to AVT. Mr. Attaway provided administrative services, office and warehouse space in his residence to the Company in 2013 and 2012 at no cost.

On April 12, 2013, Ira J. Gaines, Paul Attaway and Christian J. Hoffmann, all of whom are principal shareholders of the Company, advanced a total of $7,025. These advances were repaid in September 2013 with interest at the rate of 6% per annum totaling approximately $116.

During 2013 and 2012, the Company paid $13,248 and $13,772, respectively, in fees to Quarles & Brady LLP, in which Mr. Hoffmann, a principal shareholder of the Company, is a partner. The principal shareholder also performed or supervised a majority of the legal services performed for the Company.

On December 15, 2010 the Company sold $10,000 principal amount of a Series A Convertible Note (the “Series A Note”) to Paul J. Attaway, President, a director and principal shareholder of the Company. The Series A Note bears interest at 6% per annum, was due and payable on December 14, 2013 and is convertible into common stock at a price of $0.30 per share. Maturity has been extended to December 15, 2014. In connection with each Series A Note, the Company issued a warrant exercisable to purchase 33,333 shares of common stock at a price of $0.30 per share through December 14, 2020. Also on such date the Company sold two additional Series A Notes, each in the principal amount of $10,000, to Ira J. Gaines and Christian J. Hoffmann, III, both principal shareholders of the Company, and issued each of them a warrant to purchase 33,333 shares of common stock. The Series A Notes and warrants were on the same terms as those issued to Mr. Attaway.

In December 2010 we issued the law firm of Quarles and Brady, LLP, our former legal counsel, a Series B Convertible Note in the principal amount of $44,248 to represent amounts we owed to such firm under certain outstanding invoices. Such Note was due and payable on January 15, 2013, bears interest at 3% per annum and is convertible into shares of our common stock at a price of $0.30 per share for a total of 147,490 shares. Maturity has been extended to December 15, 2014. The Note is payable prior to its maturity date if the Company raises $100,000 or more from the sale of its debt or equity securities to one or more third parties in a transaction or series of transactions or in the event of a merger, sale of all or substantially all of its assets or similar transaction. In addition, the Company issued warrants in connection with the Note, which warrants are exercisable to purchase 147,490 shares of common stock at a price of $0.30 per share through December 30, 2020. Mr. Hoffmann, a principal shareholder of the Company, is a partner of Quarles & Brady, LLP.

On August 14, 2012, Ira J. Gaines, Paul Attaway and Christian J. Hoffmann III, respectively all of whom are principal shareholders of the Company, advanced a total of $6,820 to the Company. Each advance bears interest at a rate of 6.0% per annum, with principal and interest due on September 14, 2014. On November 26, 2012, Ira J. Gaines, Paul Attaway and Christian J. Hoffmann III, respectively all of whom are principal shareholders of the Company, advanced a total of $7,000 to the Company. Each advance bears interest at a rate of 6.0% per annum, with principal and interest due on November 26, 2014. As of December 31, 2013 and 2012, there was combined accrued interest on the August 2012 and November 2012 notes of $829 and nil, respectively.

On November 25, 2013, Ira J. Gaines, Paul Attaway and Christian J. Hoffmann III, respectively all of whom are principal shareholders of the Company, advanced a total of $3,000 to the Company. Each advance bears interest at a rate of 6.0% per annum, with principal and interest due on November 24, 2014.

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

ITEM 14. Principal Accounting Fees and Services.

The following table is a summary of the fees billed to us by Semple, Marchal & Cooper, LLP for professional services for the fiscal years ended December 31, 2013 and December 31, 2012:

Fee Category:	Fiscal 2013 Fees	Fiscal 2012 Fees
Audit Fees	$21,000	$29,100
Audit-Related Fees	0	0
Tax Fees	1,500	1,500
All Other Fees	0	0
Total Fees	$22,500	$30,600

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

All Other Fees. Consists of fees for services other than the services reported above. In fiscal 2013 and 2012, there were no fees related to this category.

Our Board of Directors’ practice is to consider and approve in advance all proposed audit and non-audit services to be provided by our independent registered public accounting firm. All of the fees shown above were approved by the Board of Directors functioning as the audit committee.

The audit report of Sample, Marchal & Cooper, LLP on the financial statements of the Company for the year ended December 31, 2013 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles except as it relates to the substantial doubt of the Company’s ability to continue as a going concern. The audit report for the year ended December 31, 2012 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles except as it relates to the substantial doubt of the Company’s ability to continue as a going concern.

During our fiscal years ended December 31, 2013 and 2012, there were no disagreements with Semple, Marchal & Cooper, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to Semple, Marchal & Cooper, LLP’s satisfaction would have caused it to make reference to the subject matter of such disagreements in connection with its reports on the financial statements for such periods.

During our fiscal years ended December 31, 2013 and 2012, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
3.1	Articles of Incorporation of the Company, dated August 9, 2001.	Exhibit 3.1 of the Company’s Form S-1, filed May 8, 2009, No. 333-150881 (the “S-1”).
3.2	Amendment to the Articles of Incorporation of the Company, dated September 28, 2007.	Exhibit 3.2 of the S-1.
3.3	Amendment to the Articles of Incorporation of the Company, dated October 10, 2007.	Exhibit 3.3 of the S-1.
3.4	By-laws of the Company.	Exhibit 3.4 of the S-1.
3.5	Amended and Restated By-laws of the Company.	Exhibit 3.5 of the Company’s Form 10-K, filed March 31, 2010, No. 000-53643.
4.1	Form of Common Stock Certificate.	Exhibit 4.1 of the S-1.
4.2	Form of Series A Convertible Preferred Stock Certificate.	Exhibit 4.2 of the S-1.
5.1	Opinion of Quarles & Brady LLP as to the legality of securities being registered (includes consent).	Exhibit 5.1 of the S-1.
10.1	2007 Stock Option and Restricted Stock Plan.	Exhibit 10.1 of the S-1.
10.2	Form of Stock Option Agreement (ISO and Non-Qualified) 2007 Stock Option Plan.	Exhibit 10.2 of the S-1.
10.3	License Agreement with True Gravity Enterprises, Inc., dated July 2, 2007.	Exhibit 10.3 of the S-1.
10.4	Management and Rental Agreement between True Gravity Enterprises, Inc. and the Company dated January 1, 2007.	Exhibit 10.4 of the S-1.
10.5	Promissory Note between the Company and True Gravity Enterprises, Inc., dated January 1, 2007, in the principal amount of $44,121.35.	Exhibit 10.5 of the S-1.
10.6	Stock Purchase Agreement between True Gravity Enterprises, Inc. and Paul Attaway, dated December 31, 2007.	Exhibit 10.6 of the S-1.
10.7	Form of Subscription Agreement related to 2007 private placement of preferred shares.	Exhibit 10.7 of the S-1.
10.8	Management and Rental Agreement between True Gravity Enterprises, Inc. and the Company dated January 1, 2009.	Exhibit 10.8 of the S-1.
10.9	License Agreement with Advanced Vibration Technologies Inc.	Exhibit 10.9 of the Company’s Form 10-K, filed April 15, 2011, No. 000-53643.
10.10	Management and Rental Agreement between Advanced Vibration Technologies Inc. and the Company dated February 25, 2010	Exhibit 10.10 of the Company’s Form 10-K, filed April 15, 2011, No. 000-53643.
10.11	Asset Purchase and Sale Agreement between Aurios Inc. and True Gravity Enterprises, Inc.	Exhibit 10.11 of the Company’s Form 10-Q, filed August 19, 2013
14.1	Code of Ethics and Conduct.	Exhibit 14.1 of the Company’s Form 10-K, filed April 15, 2011, No. 000-53643.
23.1	Consent of Semple, Marchal & Cooper LLP.	Exhibit 23.1 of the S-1.
23.2	Consent of Quarles & Brady LLP (Included in 5.1 above).	Exhibit 5.1 of the S-1.
31.1	Certification of Paul Attaway, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certification of Paul Attaway, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
99.1	Audited Financial Statements of Aurios Inc. as of and for the years ended December 31, 2013 and 2012.		X
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

* XBRL related information in Exhibit 101 to this annual report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2014

Aurios Inc.

By:	/s/ Paul Attaway
Name:	Paul Attaway
Title:	President, Chief Executive Officer,
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Paul Attaway	March 21, 2014
Paul Attaway, President, Chief Executive Officer,
Chief Financial Officer,
Principal Accounting Officer and Director

/s/ Timothy Louis	March 21, 2014
Timothy Louis, Secretary, Treasurer and Director

