Form 10-Q
period 2014-03-31
Aurios Inc.
filed 2014-05-20
CIK 1434768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-53643

Aurios Inc.

(Exact name of registrant as specified in its charter)

Arizona	86-1037558
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

15941 N. 77th Street, Suite #4

Scottsdale, AZ 85260

(Address of principal executive offices)

(480) 745-2611

(Registrant’s telephone number, including area code)

(Former name former address and former fiscal year if changed since last report)

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [  ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 20, 2014
Common Stock, no par value	4,597,500

FORM 10-Q

AURIOS INC.

March 31, 2014

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AURIOS INC.

CONDENSED BALANCE SHEETS

	Unaudited
	March 31, 2014	December 31, 2013

ASSETS
Current Assets:
Cash	$545	$758

Total Assets	$545	$758

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Current Liabilities:
Accounts payable	$87,965	$102,512
Accrued interest	11,495	10,506
Notes payable and advances - related party	91,068	91,068
Total Current Liabilities	190,528	204,086

Total Liabilities	190,528	204,086

Stockholders’ Equity / (Deficit):
Convertible Preferred Stock - no par value; 10,000,000 shares authorized, no shares issued or outstanding
Common stock - no par value; 90,000,000 shares authorized, 3,678,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	197,795	197,795
Additional paid-in capital	98,936	98,936
Accumulated deficit	(486,714)	(500,059)
Total Stockholders’ Equity / (Deficit)	(189,983)	(203,328)
Total Liabilities and Stockholders’ Equity / (Deficit)	$545	$758

The Accompanying Notes are an Integral Part of the Condensed Financial Statements

AURIOS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months Ended
	March 31,
	2014	2013
Sales	$-	$-

Cost of Sales	-	-
Gross Profit (Loss)	-	-
General and Administrative Expenses	10,666	12,720
Loss from Operations	(10,666)	(12,720)
Other (Income) / Expense	(25,000)	-
Interest Expense	989	1,900
Net Income (Loss) (Unaudited)	13,345	(14,620)

Net income (loss) per share – basic and diluted	$0.00	$(0.00)
Weighted average shares outstanding – basic	3,678,000	3,678,000
Weighted average shares outstanding – diluted	4,009,670	3,678,000

The Accompanying Notes are an Integral Part of the Condensed Financial Statements

AURIOS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net Income/(loss)	$13,345	$(14,620)

Adjustments to reconcile net income (loss) to net cash used by operating activities:
Inventory reserve	-	1,155

Changes in Assets and Liabilities:
Prepaid expenses and other assets	-	474
Accounts payable	(14,547)	(956)
Accrued interest	989	1,900
Net cash used by operating activities	(213)	(12,047)

Cash flows from financing activities:
Proceeds from deposit	-	12,000
Net cash provided by financing activities	-	12,000
Net change in cash and cash equivalents	(213)	(47)
Cash and cash equivalents at beginning of period	758	318
Cash and cash equivalents at end of period	$545	$271

Supplemental information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The Accompanying Notes are an Integral Part of the Condensed Financial Statements

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1

Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates

Presentation of Interim Information

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our December 31, 2013 Annual Report filed on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, as permitted by the SEC, although we believe the disclosures made are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to fairly present our financial position at March 31, 2014 and the results of our operations and cash flows for the periods presented. The December 31, 2013 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

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

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred no advertising expense for three months ended March 31, 2014 and 2013.

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

As of March 31, 2014, warrants to purchase 247,489 shares of the Company’s common stock were not included in the determination of diluted earnings per share, as the average price of the Company’s common stock for the three months ended March 31, 2014 was below the exercise price of the warrants in accordance with the treasury stock method under ASC 260 and were antidilutive. In addition, the Company had notes payable and related accrued interest as of March 31, 2014, which were included in the determination of diluted earnings per share using the if converted method.

For the three months ended March 31, 2013 warrants to purchase 247,489 shares of the Company’s common stock were not included in the determination of diluted loss per share, as they were antidilutive. In addition, the Company had notes payable and related accrued interest as of March 31, 2013 that were convertible into 317,613 shares of common stock, which also were anti-dilutive and have been excluded in the calculation of diluted loss per share.

Earnings per share for the three months ended March 31, are calculated as follows:

	Three Months Ended March 31,
	2014	2013
Basic earnings/(loss) per share:
Net income/(loss) attributable to common shareholders	$13,345	$(14,620)
Weighted average common shares outstanding	3,678,000	3,678,000
Basic earnings/(loss) per share	$0.00	$(0.00)

Diluted earnings/(loss) per share:
Net income/(loss) attributable to common shareholders	$14,290	$(14,620)
Weighted average common shares outstanding	3,678,000	3,678,000
Effect of dilutive securities:
Warrants convertible to common stock	-	-
Notes payable and accrued interest convertible to common stock	331,670	-
Weighted average common and common equivalent shares outstanding	4,009,670	3,678,000
Diluted earnings/(loss) per share	$0.00	$(0.00)

Fair Values of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts payable accrued interest and notes payable approximate their fair values because of the relatively short-term maturity of these instruments.

Note 2

Related Party Transactions

The Company previously had a note payable to a related party, TGE, bearing interest at a rate of 8.25%. All outstanding principal and interest was originally due and payable on December 15, 2010 and such date was extended several times to January 15, 2014. Effective May 31, 2013, the Company sold all of its assets relating to its vibration isolation products to TGE for a price of $62,161, which was the outstanding principal balance and accrued interest on the note due as of May 31, 2013. The note payable to TGE has been satisfied by the exchange of the note for the assets, which extinguished the Company’s obligation to TGE. During the quarter ended March 31, 2014 and 2013, interest expense in the amount of $0 and $910 was recorded related to this note.

The Company and TGE, its affiliate and former parent, entered into an administrative services/rental agreement with TGE on January 1, 2009. Under such agreement, TGE performs certain administrative duties for Aurios and provides it office space as required at $1,500 per month. Aurios has no employees and contracts with TGE for all services. Paul Attaway controls TGE as its principal shareholder, and an officer and director. This agreement was terminated on February 25, 2010 as a result of the sale of substantially all of TGE’s assets to AVT. Mr. Attaway provided administrative services, office and warehouse space in his residence to the Company during the quarters ended March 31, 2014 and 2013 at no cost.

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 2

Related Party Transactions (Continued)

During the quarter ended March 31, 2014 and 2013, the Company incurred $303 and $0, respectively, in fees to Quarles & Brady LLP, in which Mr. Hoffmann, a principal shareholder of the Company, is a partner. The principal shareholder also performed or supervised a majority of the legal services performed for the Company.

On December 15, 2010 the Company sold $10,000 principal amount of a Series A Convertible Note (the “Series A Note”) to Paul J. Attaway, President, a director and principal shareholder of the Company. The Series A Note bears interest at 6% per annum, was due and payable on December 14, 2013 and is convertible into common stock at a price of $0.30 per share. Maturity has been extended to December 15, 2014. In connection with each Series A Note, the Company issued a warrant exercisable to purchase 33,333 shares of common stock at a price of $0.30 per share through December 14, 2020. Also on such date the Company sold two additional Series A Notes, each in the principal amount of $10,000, to Ira J. Gaines and Christian J. Hoffmann, III, both principal shareholders of the Company, and issued each of them a warrant to purchase 33,333 shares of common stock. The Series A Notes and warrants were on the same terms as those issued to Mr. Attaway. As of March 31, 2014 and December 31, 2013 there was accrued interest on the notes of $5,672 and $5,350, respectively.

In December 2010 we issued the law firm of Quarles and Brady, LLP, our former legal counsel, a Series B Convertible Note in the principal amount of $44,248 to represent amounts we owed to such firm under certain outstanding invoices. Such Note was due and payable on January 15, 2013, bears interest at 3% per annum and is convertible into shares of our common stock at a price of $0.30 per share for a total of 147,490 shares. Maturity has been extended to December 15, 2014. The Note is payable prior to its maturity date if the Company raises $100,000 or more from the sale of its debt or equity securities to one or more third parties in a transaction or series of transactions or in the event of a merger, sale of all or substantially all of its assets or similar transaction. In addition, the Company issued warrants in connection with the Note, which warrants are exercisable to purchase 147,490 shares of common stock at a price of $0.30 per share through December 30, 2020. Mr. Hoffmann, a principal shareholder of the Company, is a partner of Quarles & Brady, LLP. As of March 31, 2014 and December 31, 2013 there was accrued interest on the notes of $4,725 and $4,041, respectively.

On August 14, 2012, Ira J. Gaines, Paul Attaway and Christian J. Hoffmann III, respectively all of whom are principal shareholders of the Company, advanced a total of $6,820 to the Company. Each advance bears interest at a rate of 6.0% per annum, with principal and interest due on September 14, 2014. On November 26, 2012, Ira J. Gaines, Paul Attaway and Christian J. Hoffmann III, respectively all of whom are principal shareholders of the Company, advanced a total of $7,000 to the Company. Each advance bears interest at a rate of 6.0% per annum, with principal and interest due on November 26, 2014. As of March 31, 2014 and December 31, 2013 there was combined accrued interest on the August 2012 and November 2012 notes of $1,036 and $829, respectively.

On November 25, 2013, Ira J. Gaines, Paul Attaway and Christian J. Hoffmann III, respectively all of whom are principal shareholders of the Company, advanced a total of $3,000 to the Company. Each advance bears interest at a rate of 6.0% per annum, with principal and interest due on November 24, 2014. As of March 31, 2014 and December 31, 2013, there was accrued interest of $62 and $17, respectively.

Note 3

Concentration of Credit Risk

The Company maintains cash accounts at a financial institution. At March 31, 2014 and December 31, 2013, the Company had no uninsured cash and cash equivalents.

For the three months ended March 31, 2014, the Company made no sales because it discontinued selling its products at December 31, 2012. As of March 31, 2014 and December 31, 2013 the Company had no receivables from customers.

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 4

Other Income

On January 3, 2014, we entered into a letter of intent (“LOI”) with iPure, Inc. for a possible merger transaction. Pursuant to the terms of the LOI, iPure was to deposit $150,000 into an escrow account on or before January 8, 2014 and $25,000 was released as a non-refundable deposit. As of January 31, 2014, iPure had failed to consummate the transaction and the deposit was forfeited.

Note 5

Stockholders’ Equity (Deficit)

Stock Options:

The Company, under its 2007 Stock Option Plan, is authorized to grant options for up to 625,000 shares of common stock, no par value. Options may be granted as incentive stock options or nonqualified stock options. Incentive stock options shall not be granted at less than one hundred percent (100%) of the fair market value of the common stock on the date of the grant, and have exercise terms of up to ten years with vesting periods determined at the discretion of the Company’s board of directors. As of March 31, 2014 no stock options had been granted.

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

Warrants Outstanding and Exercisable at March 31, 2014
Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (In Years)

247,489	$0.30	$-	6.74

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 6

Income Taxes

The provisions for income tax expense consist of the following:

	Three Months Ended March 31,
	2014	2013
Deferred:
Income tax (expense)/benefit at statutory rates	$(5,200)	$5,700
Change in valuation allowance	5,200	(5,700)
	$-	$-

The Company’s deferred tax asset consists of the following:

	March 31, 2014	December 31, 2013
Deferred Tax Asset:
Net operating loss carryforward	$177,300	$182,500
Less: Valuation allowance	(177,300)	(182,500)
Net deferred tax asset	$-	$-

As of March 31, 2014 and December 31, 2013, the Company had net operating loss carryforwards of approximately $455,000 and $468,000, respectively. The loss carryforwards, unless utilized, will expire from 2027 through 2033.

Our federal and state tax returns are subject to changes upon examination. For federal income tax purposes, years 2010 through 2013 are open for examination and for state income tax purposes the years 2009 through 2013 are open for examination. The Company’s policy is to classify any interest and penalties to income taxes in the financial statements.

Pursuant to Internal Revenue Code Section 382, annual utilization of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period. Such limitation of net operating loss carryforwards may be applicable for the Company, however, the Company has not determined its applicability at this time as net operating loss carryforwards are fully reserved.

Note 7

Subsequent Events

On May 2, 2014, we entered into a Debt Payment and Stock Issuance Agreement (the “Agreement”) by and among the Company, Paul Attaway, Ira J. Gaines, Chris Hoffman III, and iPayMobil, Inc. (“iPayMobil”), to issue 919,500 shares of the Company’s common stock (the “Common Stock”) to iPayMobil in exchange for a payment of an aggregate sum of $140,000 to be used solely, exclusively, and directly to settle the Company’s current outstanding debts (the “Debt Settlement Amount”). The Debt Settlement Amount has been distributed to each of the Company’s debt holders in accordance with the Escrow Agreement dated concurrently with the Agreement. The terms of the Agreement and the Escrow Agreement are hereby incorporated by reference to Exhibit 10.1 and 10.2, respectively, filed with the Form 8-K on May 7, 2014.

The Common Stock was issued in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering and where noted pursuant to Regulation D under the Securities Act. The Company relied on the representations made in investor questionnaires, written representations, or other agreements signed by the stock recipients.

Resignation of Officers and Directors

On May 2, 2014, in connection with the closing of the Agreement, Paul Attaway and Tim Louis submitted their resignations from their positions as President and Chief Financial Officer and Secretary and Treasurer of the Company, respectively, and as the sole members of the Company Board of Directors (the “Board”).

Appointment of President, Chief Executive Officer, and Board Member

On May 2, 2014, in connection with the closing of the Agreement and in connection with Mr. Attaway’s resignation, the Board appointed Andrew M. Ling as President and Chief Executive Officer. In addition Mr. Ling was appointed to the Board to fill the vacancy created by the resignation of Mr. Attaway.

Appointment of Chief Financial Officer and Executive Chairman

On May 2, 2014, in connection with the closing of the Agreement and in connection with Mr. Louis’ resignation, the Board appointed Gary Pryor as Chief Financial Officer. In addition Mr. Pryor was appointed to the Board as Executive Chairman to fill the vacancy created by the resignation of Mr. Louis.

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 8

Going Concern

The Company has incurred an accumulated deficit and has had negative cash flows from its operations. The Company no longer has a patent license with AVT to manufacture or sell the Aurios product line. Realization of the Company’s assets is dependent upon the Company’s ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As such, the Company’s independent registered public accounting firm has expressed an uncertainty about the Company’s ability to continue as a going concern in their opinion attached to our audited financial statements for the year ended December 31, 2013. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

General

The following discussion should be read in conjunction with our Financial Statements and notes thereto. The following discussion contains forward-looking statements, including, but not limited to, statements concerning our plans, anticipated expenditures, the need for additional capital and other events and circumstances described in terms of our expectations and intentions. You are urged to review the information set forth under Item 1A., “Risk Factors,” in our Form 10-K for the year ended December 31, 2013 for factors that may cause actual events or results to differ materially from those discussed below.

Overview

We were formed in August 2001 by our former parent, TGE. Our corporate offices are located at 15941 N. 77th Street, Suite #4, Scottsdale, AZ 85260 and our telephone number is (480) 745-2611.

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

For the three months ended March 31, 2014 and 2013

Results From Operations

Revenues

Revenues for the three months ended March 31, 2014 and 2013 were $0. Our lack of revenues in the 2014 and 2013 period was because we ceased selling vibration isolation products on December 31, 2012 when our AVT License terminated.

Cost of Sales

Cost of sales for the three months ended March 31, 2014 and March 31, 2013 were $0, because we had no sales in 2014 or 2013.

Other Income

We had other income for the three months ended March 31, 2014 and March 31, 2013 in the amounts of $25,000 and $0, respectively. The other income relates to a deposit made under a deposit and standstill agreement in anticipation of a possible transaction with a third party during 2014. We and such party did not reach definitive agreement on the possible transaction and we recorded income upon expiration of the deposit and standstill agreement.

General and Administrative Expenses

In the three months ended March 31, 2014 and March 31, 2013, our General and Administrative Expenses were $10,666 and $12,720, respectively. During the three months ended March 31, 2014, these expenses consisted primarily of filing expenses of $1,534 and accounting expenses of $7,953 related to being publicly held and for certain corporate matters.

Interest Expense

Interest expense was $989 and $1,900 for the three months ended March 31, 2014 and 2013, respectively. The decrease was primarily related to extinguishment of the note payable to TGE, during May 2013, resulting in less accrued interest.

Net Income (Loss)

For the reasons listed above, for the three months ended March 31, 2014 and 2013 we recorded net income of $13,345 and we recorded a net loss of ($14,620), respectively, an increase of $27,965.

Basic and Diluted Income (Loss) per Share

The basic and diluted income per share was $0.00 for the three months ended March 31, 2014. The basic and diluted loss per share was ($0.00) for the three months ended March 31, 2013.

Liquidity and Capital Resources

Our independent registered public accounting firm has rendered a going concern opinion on our consolidated financial statements for the year ended December 31, 2013. We provided for our cash requirements in 2013 and in the first three months of 2014 from loans from our three principal shareholders and we received a deposit of $25,000 in January 2014 from a third party with whom we were discussing a possible merger transaction. The deposit was forfeited because no transaction ultimately occurred between the parties.

We believe that we will obtain sufficient capital to operate for the next twelve months through the sale of debt or equity securities, deferral of payment of certain accounts payable, extension of outstanding debt obligations and, if we are able to, by generating operating income through the acquisition of an operating entity that produces positive cash flow. We can make no assurances that we will be successful in this regard. If our revenues do not increase and our cash flow is not positive or not sufficient to meet our working capital needs, we will need to seek to raise capital through the sale of our equity or debt securities. We have no commitments for obtaining such financing and there can be no assurance that we could obtain the necessary funds or obtain them on terms favorable to us. Any future financing may be on terms that substantially dilute the ownership interests of present shareholders. If we are unable to raise sufficient additional capital as necessary, we may have to suspend or contract operations or cease operations entirely. We do not anticipate that we will have any large capital requirements over the next twelve months. At March 31, 2014 we had a working capital deficit of ($189,983).

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2014 and December 31, 2013.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities and Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2014. This evaluation was carried out under the supervision and with the participation of our President, Chief Executive Officer and Chief Financial Officer, Paul Attaway. Based upon that evaluation, he has concluded that, as of March 31, 2014, our disclosure controls and procedures are not effective to provide reasonable assurance that material information required to be disclosed by us in this report was recorded, processed, summarized and communicated to our management as appropriate and within the time periods specified in SEC rules and forms. Nonetheless, management believes that it has taken sufficient additional steps in preparing this Report to ensure that the information contained in it is materially accurate and in accordance with generally accepted accounting principles for interim financial information and the SEC’s instructions to Form 10-Q for smaller reporting companies.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act, during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit	Filed Herewith

10.12	Debt Payment and Stock Issuance Agreement dated as of May 2, 2014 by and among Aurios, Inc, Paul Attaway, Ira J. Gaines, Christian Hoffman, III, and iPayMobil, Inc. (Incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed with the Securities and Exchange Commission on May 7, 2014 2007 (File No. 000-53643)

10.13	Escrow Agreement dated as of May 2, 2014 by and between Aurios Inc., iPayMobil, Inc., and Richardson & Patel LLP. (Incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed with the Securities and Exchange Commission on May 7, 2014 2007 (File No. 000-53643)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aurios Inc.

Date: May 20, 2014

By:	/s/ Andrew M. Ling
Name:	Andrew M. Ling
Title:	President and Chief Executive Officer

