Form 10-Q
period 2014-06-30
Aurios Inc.
filed 2014-08-14
CIK 1434768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [  ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 14, 2014
Common Stock, no par value	4,597,500

FORM 10-Q

AURIOS INC.

June 30, 2014

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AURIOS INC.

CONDENSED BALANCE SHEETS

	Unaudited June 30, 2014	December 31, 2013

ASSETS
Current Assets:
Cash	$-	$758

Total Assets	$-	$758

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$5,590	$102,512
Accrued interest	-	10,506
Notes payable and advances - related party	-	91,068
Total Current Liabilities	5,590	204,086

Total Liabilities	5,590	204,086

Stockholders’ Deficit:
Convertible Preferred stock; no par value; 10,000,000 shares authorized, and zero shares issued and outstanding as of June 30, 2014 and December, 31, 2013.
Common stock - no par value; 90,000,000 shares authorized, 4,597,500 and 3,678,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	197,795	197,795
Additional paid-in capital	289,444	98,936
Accumulated deficit	(492,829)	(500,059)
Total Stockholders’ Deficit	(5,590)	(203,328)
Total Liabilities and Stockholders’ Deficit	$-	$758

The Accompanying Notes are an Integral Part of the Condensed Financial Statements

AURIOS INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

General and administrative	6,115	23,293	16,781	36,013
Total operating expenses	6,115	23,293	16,781	36,013

Loss from operations	(6,115)	(23,293)	(16,781)	(36,013)

Other (income) and expenses
Other income	-	(13,279)	(25,000)	(13,279)
Interest expense	-	1,670	989	3,570
Total other income and expenses	-	(11,609)	(24,011)	(9,709)

Income/(loss) before provision for income taxes	(6,115)	(11,684)	7,230	(26,304)

Provision for income taxes	-	-	-	-

Net income /(loss)	$(6,115)	$(11,684)	$7,230	$(26,304)

Basic and diluted loss per share	(0.00)	(0.00)	$0.00	(0.01)

Weighted average number of common shares outstanding (basic and diluted)	4,274,159	3,678,000	3,976,080	3,678,000

The Accompanying Notes are an Integral Part of the Condensed Financial Statements

AURIOS INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2014

			Additional
	Common Stock		Paid -In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance, December 31, 2013	3,678,000	$197,795	$98,936	$(500,059)	$(203,328)

Common shares for settlement of liabilities (unaudited)	919,500	-	190,508	-	190,508

Net Income (unaudited)	-	-	-	7,230	7,230

Balance, June 30, 2014 (unaudited)	4,597,500	$197,795	$289,444	$(492,829)	$(5,590)

The Accompanying Notes are an Integral Part of the Condensed Financial Statements

AURIOS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income/(loss)	$7,230	$(26,304)

Adjustments to reconcile net income/(loss) to net cash used by operating activities:
Inventory reserve	-	1,155

Changes in Assets and Liabilities:
Accounts payable	(7,988)	16,975
Accrued interest	-	3,416
Net cash used by operating activities	(758)	(4,758)

Cash flows from financing activities:
Proceeds from debt	-	7,025
Repayment of debt	-	(2,525)
Net cash provided by financing activities	-	4,500
Net change in cash and cash equivalents	(758)	(258)
Cash and cash equivalents at beginning of period	758	318
Cash and cash equivalents at end of period	$-	$60

Supplemental information:
Interest paid	$989	$154
Income taxes paid	$-	$-

Supplemental disclosure of non-cash items:
Common stock issued for settlement of liabilities	$190,508

The Accompanying Notes are an Integral Part of the Condensed Financial Statements.

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1

Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates

Presentation of Interim Information

The condensed financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements for the year ended December 31, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading. The accompanying condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2014, and the results of our operations and cash flows for the periods presented. We derived the December 31, 2013 condensed balance sheet data from audited financial statements, but do not include all disclosures required by GAAP. Interim results are subject to seasonal variations and the results of operations for the three and six months ended June 30, 2014 and 2013, are not necessarily indicative of the results to be expected for the full year.

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

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1

Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Earnings Per Share (Continued)

As of April 30, 2014, warrants to purchase 247,489 shares of the Company’s common stock were cancelled by mutual agreement of the Company and the warrant holders for no consideration. Accordingly, the warrants are no longer outstanding and not included in the determination of diluted earnings per share for the three and six months ended June 30, 2014. The Company had convertible notes payable and related accrued interest which were settled as of May 2, 2014; accordingly, these convertible instruments were excluded from the determination of diluted earnings per share for the three and six months ended June 30, 2014.

For the three and six months ended June 30, 2013 warrants to purchase 247,489 shares of the Company’s common stock were not included in the determination of diluted loss per share, as they were antidilutive. In addition, the Company had notes payable and related accrued interest as of June 30, 2013 that were convertible into 317,613 shares of common stock, which also were anti-dilutive and have been excluded in the calculation of diluted loss per share.

Note 2

Related Party Transactions

The Company and TGE, its affiliate and former parent, entered into an administrative services/rental agreement with TGE on January 1, 2009. Under such agreement, TGE performs certain administrative duties for Aurios and provided it office space as required at $1,500 per month. Aurios has no employees and previously contracted with TGE for all services. Paul Attaway controls TGE as its principal shareholder, and an officer and director. This agreement was terminated on February 25, 2010 as a result of the sale of substantially all of TGE’s assets to AVT. Mr. Attaway provided administrative services, office and warehouse space in his residence to the Company in 2013 at no cost.

On April 12, 2013, Ira J. Gaines, Paul Attaway and Christian J. Hoffmann, all of whom are principal shareholders of the Company, advanced a total of $7,025. These advances were repaid in September 2013 with interest at the rate of 6% per annum totaling approximately $116.

During the six and three months ended June 30, 2014 and 2013, the Company paid nil in fees to Quarles & Brady LLP, in which Mr. Hoffmann, a principal shareholder of the Company, is a partner. The principal shareholder also performed or supervised a majority of the legal services performed for the Company.

On December 15, 2010 the Company sold $10,000 principal amount of a Series A Convertible Note (the “Series A Note”) to Paul J. Attaway, our former President, a former director and principal shareholder of the Company. The Series A Note bears interest at 6% per annum, was due and payable on December 14, 2013 and is convertible into common stock at a price of $0.30 per share. Maturity has been extended to December 15, 2014. In connection with each Series A Note, the Company issued a warrant exercisable to purchase 33,333 shares of common stock at a price of $0.30 per share through December 14, 2020. Also on such date the Company sold two additional Series A Notes, each in the principal amount of $10,000, to Ira J. Gaines and Christian J. Hoffmann, III, both principal shareholders of the Company, and issued each of them a warrant to purchase 33,333 shares of common stock. The Series A Notes and warrants were on the same terms as those issued to Mr. Attaway.

In December 2010 we issued the law firm of Quarles and Brady, LLP, our former legal counsel, a Series B Convertible Note in the principal amount of $44,248 to represent amounts we owed to such firm under certain outstanding invoices. Such Note was due and payable on January 15, 2013, bears interest at 3% per annum and is convertible into shares of our common stock at a price of $0.30 per share for a total of 147,490 shares. Maturity has been extended to December 15, 2014. The Note is payable prior to its maturity date if the Company raises $100,000 or more from the sale of its debt or equity securities to one or more third parties in a transaction or series of transactions or in the event of a merger, sale of all or substantially all of our assets or similar transaction. In addition, the Company issued warrants in connection with the Note, which warrants are exercisable to purchase 147,490 shares of common stock at a price of $0.30 per share through December 30, 2020. Mr. Hoffmann, a principal shareholder of the Company, is a partner of Quarles & Brady, LLP.

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

On August 14, 2012, Ira J. Gaines, Paul Attaway and Christian J. Hoffmann III, respectively all of whom are principal shareholders of the Company, advanced a total of $6,820 to the Company. Each advance bears interest at a rate of 6.0% per annum, with principal and interest due on September 14, 2014. On November 26, 2012, Ira J. Gaines, Paul Attaway and Christian J. Hoffmann III, respectively all of whom are principal shareholders of the Company, advanced a total of $7,000 to the Company. Each advance bears interest at a rate of 6.0% per annum, with principal and interest due on November 26, 2014. As of December 31, 2013 and June 30, 2014, there was combined accrued interest on the August 2012 and November 2012 notes of nil.

On November 25, 2013, Ira J. Gaines, Paul Attaway and Christian J. Hoffmann III, respectively all of whom are principal shareholders of the Company, advanced a total of $3,000 to the Company. Each advance bears interest at a rate of 6.0% per annum, with principal and interest due on November 24, 2014. See Note 4 for a discussion of the repayment of the above debt.

Note 3

Other Income

On January 3, 2014, we entered into a letter of intent (“LOI”) with iPure, Inc. for a possible merger transaction. Pursuant to the terms of the LOI, iPure was to deposit $150,000 into an escrow account on or before January 8, 2014 and $25,000 was released as a non-refundable deposit. iPure failed to consummate the transaction and the deposit was forfeited, which was recorded as other income in the condensed statements of operations.

Note 4

Stockholders’ Deficit

On May 2, 2014, the Company entered into an escrow agreement with iPayMobil, Inc. (“iPayMobil”) and Richardson & Patel LLP (“Escrow Agent”). Under the terms of the Escrow Agreement, iPayMobil deposited $140,000 in cash with the Escrow Agent and the Company issued iPayMobil 919,500 shares of our common stock. Pursuant to the terms of the Escrow Agreement, the Escrow Agent distributed the deposited funds to settle all of the outstanding liabilities of the Company as of May 2, 2014. All parties with outstanding liabilities from the Company at May 2, 2014 agreed to accept the amount distributed, which was in total $50,508 less than the liabilities owed at the time of settlement, as full and final payment. Since the outstanding liabilities were to related parties of the Company, no gain or loss on the transaction was recorded and the difference between the total liabilities settled and the $140,000 was treated as a capital transaction and credited to additional paid in capital. Further as the cash for the issuance of common shares and the settlement payments were handled by the Escrow Agent with no cash received or paid by the Company, this transaction is treated as non-cash for statement of cash flow purposes. Just prior to this transaction, all issued and outstanding warrants of the Company were cancelled by mutual agreement of the Company and the warrant holder with no consideration paid by the Company.

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 5

Income Taxes

As of June 30, 2014 and December 31, 2013, the Company had net operating loss carryforwards of approximately $411,000 and $468,000, respectively. The loss carryforwards, unless utilized, will expire from 2027 through 2033.

Our federal and state tax returns are subject to changes upon examination. For federal income tax purposes, years 2008 through 2013 are open for examination and for state income tax purposes the years 2007 through 2013 are open for examination. The Company’s policy is to classify any interest and penalties to income taxes in the financial statements.

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

The Company has no expansion plans that would require significant infusions of capital because it has no operations; however, it expects that it will need certain additional working capital in the next twelve months in order for it to seek a new business opportunity. The Company plans to identify, evaluate, and investigate various companies with the intent to conduct a reverse merger transaction under which it would acquire a target company with an operating business to continue the acquired company’s business as a publicly-held entity. On May 2, 2014, after the sale of shares to iPayMobil, Paul Attaway and Tim Louis submitted their resignations from their positions as President and Chief Financial Officer and Secretary and Treasurer of the Company, respectively, and as the sole members of the Company Board of Directors (the “Board”). On that same day, in connection with Messrs Attaway’s and Louis’ resignations, the Board appointed Andrew M. Ling as President and Chief Executive Officer and Gary Pryor as Chief Financial Officer. In addition Messrs Ling and Pryor were appointed to the Board to fill the vacancies created by the resignation of Messrs Attaway and Louis. Mr. Pryor was appointed to the Board as Executive Chairman to fill the vacancy created by the resignation of Mr. Louis. There can be no assurance that the Company will find a suitable acquisition candidate or, if it does, that the terms will be favorable to its existing shareholders. Further, no assurances can be given that the Company will be able to raise such additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to the Company. If the Company is unable to raise additional funds, it could be required to halt its search for a suitable acquisition.

Note 7

Subsequent Events

The Company is currently contemplating a reverse merger transaction that may require an increase to the authorized shares and a significant issuance of our Common Stock to the entity we would be acquiring. The terms of the agreement have not been finalized.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our ability to find a new business opportunity and acquire it on terms favorable to our existing shareholders; (ii) our independent registered public accounting firm expressed an uncertainty about our ability to continue as a going concern; (iii) our ability to raise additional working capital that we may require and, if available, that such working capital will be on terms favorable to us; (iv) our ability to implement a new business plan; (v) our history of declining operating results; (vi) economic and general risks relating to business; (vii) our ability to manage our cost of production; (viii) our dependence on key personnel; (ix) increased competition or our failure to compete successfully; (x) our ability to continue to comply with the Sarbanes-Oxley Act of 2002; (xi) our nonpayment of dividends and lack of plans to pay dividends in the future; (xiii) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xiv) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xvi) the price of our stock is likely to be highly volatile because of several factors, including a relatively limited public float; and (xvi) indemnification of our officers and directors.

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

For the six months ended June 30, 2014 and 2013

Results of Operations

Revenues

Revenues for the six months ended June 30, 2014 and 2013 were $0. Our lack of revenues in the 2014 and 2013 periods was because we ceased selling vibration isolation products as of December 31, 2012 when our AVT License terminated.

Cost of Sales

Cost of sales for the six months ended June 30, 2014 and June 30, 2013 were $0, because we had no sales in 2014 or 2013.

Other Income

We had other income for the six months ended June 30, 2014 and June 30, 2013 in the amounts of $25,000 and $13,279, respectively. The other income relates to deposits made under various deposit and standstill agreements in anticipation of possible transactions with third parties during 2014 and 2013. We and such parties did not reach definitive agreements on the possible transactions and we recorded income upon expiration of the deposit and standstill agreements. We had no other income for the six months ended June 30, 2014 or 2013.

General and Administrative Expenses

In the six months ended June 30, 2014 and June 30, 2013, our General and Administrative Expenses were $16,781 and $36,013, respectively. During the six months ended June 30, 2014, these expenses consisted chiefly of the administrative expense incurred related to being publicly held and for certain corporate matters.

Interest Expense

Interest expense was $989 and $3,570 for the six months ended June 30, 2014 and 2013, respectively. The decrease was primarily related to extinguishment of the note payable to TGE, during May 2013, resulting in less accrued interest.

Net Income (Loss)

For the reasons listed above, for the six months ended June 30, 2014 and 2013 we recorded net income of $7,230 and we recorded a net loss of ($26,304), respectively, an increase of $33,534.

Basic and Diluted Income (Loss) per Share

The income per share was $0.00 for the six months ended June 30, 2014. The loss per share was ($0.01) for the six months ended June 30, 2013.

For the three months ended June 30, 2014 and 2013

Results of Operations

Revenues

Revenues for the three months ended June 30, 2014 and 2013 were $0. Our lack of revenues in the 2014 and 2013 periods was because we ceased selling vibration isolation products on December 31, 2012 when our AVT License terminated.

Cost of Sales

Cost of sales for the three months ended June 30, 2014 and June 30, 2013 were $0, because we had no sales in 2014 or 2013.

Other Income

We had other income for the three months ended June 30, 2014 and June 30, 2013 in the amounts of zero and $13,279, respectively. The other income relates to standstill agreements in anticipation of possible transactions related to two agreements we entered into with Fast Lane Retail Systems, Inc. providing for exclusivity in negotiations between the parties for a possible transaction. We had no other income for the three months ended June 30, 2014 or 2013.

General and Administrative Expenses

In the three months ended June 30, 2014 and June 30, 2013, our General and Administrative Expenses were $6,115 and $23,293, respectively. These expenses consisted primarily of the administrative expenses related to being publicly held and for certain corporate matters.

Interest Expense

Interest expense was zero and $1,670 for the three months ended June 30, 2014 and 2013, respectively. The decrease was primarily related to extinguishment of the notes payable resulting in less accrued interest.

Net Loss

For the reasons listed above, for the three months ended June 30, 2014 and 2013 we recorded a net loss of $6,115 and $11,684, respectively, a decrease of $5,569.

Basic and Diluted Income (Loss) per Share

The basic and diluted income per share was $0.00 for the three months ended June 30, 2014 and 2013.

Liquidity and Capital Resources

Our independent registered public accounting firm included an emphasis of matter paragraph regarding the substantial doubt about our ability to continue as a going concern in their audit opinion on our consolidated financial statements for the year ended December 31, 2013. We provided for our cash requirements in 2013 and in the first six months of 2014 from loans from our three principal shareholders, sale of our common stock and we received a deposit of $25,000 in January 2014 from a third party with whom we were discussing a possible merger transaction. The deposit was forfeited because no transaction ultimately occurred between the parties.

We believe that we will obtain sufficient capital to operate for the next twelve months through the sale of debt or equity securities, deferral of payment of certain accounts payable, extension of outstanding debt obligations and, if we are able to, by generating operating income through the acquisition of an operating entity that produces positive cash flow. We can make no assurances that we will be successful in this regard. If our revenues do not increase and our cash flow is not positive or not sufficient to meet our working capital needs, we will need to seek to raise capital through the sale of our equity or debt securities. We have no commitments for obtaining such financing and there can be no assurance that we could obtain the necessary funds or obtain them on terms favorable to us. Any future financing may be on terms that substantially dilute the ownership interests of present shareholders. If we are unable to raise sufficient additional capital as necessary, we may have to suspend or contract operations or cease operations entirely. We do not anticipate that we will have any large capital requirements over the next twelve months. At June 30, 2014 we had a working capital deficit of ($5,590).

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2014 and December 31, 2013.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities and Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2014. This evaluation was carried out under the supervision and with the participation of our President and Chief Executive Officer, Andrew Ling and our Chief Financial Officer, Gary Pryor. Based upon that evaluation, they have concluded that, as of June 30, 2014, our disclosure controls and procedures are not effective to provide reasonable assurance that material information required to be disclosed by us in this report was recorded, processed, summarized and communicated to our management as appropriate and within the time periods specified in SEC rules and forms. Nonetheless, management believes that it has taken sufficient additional steps in preparing this Report to ensure that the information contained in it is materially accurate and in accordance with generally accepted accounting principles for interim financial information and the SEC’s instructions to Form 10-Q for smaller reporting companies.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting, as such term is defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act, during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect such controls.

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

Date: August 14, 2014

By:	/s/ Andrew M. Ling
Name:	Andrew M. Ling
Title:	President and Chief Executive Officer

