Form 10-Q
period 2014-09-30
Aurios Inc.
filed 2014-11-14
CIK 1434768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [  ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 14, 2014
Common Stock, no par value	4,597,500

FORM 10-Q

AURIOS INC.

September 30, 2014

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AURIOS INC.

CONDENSED BALANCE SHEETS

	Unaudited September 30, 2014	December 31, 2013

ASSETS
Current Assets:
Cash	$-	$758

Total Assets	$-	$758

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$10,102	$102,512
Accrued interest	-	10,506
Notes payable and advances - related party	-	91,068
Total Current Liabilities	10,102	204,086

Total Liabilities	10,102	204,086

Stockholders’ Deficit:
Convertible Preferred stock; no par value; 10,000,000 shares authorized, and zero shares issued and outstanding as of September 30, 2014 and December, 31, 2013.
Common stock - no par value; 90,000,000 shares authorized, 4,597,500 and 3,678,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	197,795	197,795
Additional paid-in capital	289,444	98,936
Accumulated deficit	(497,341)	(500,059)
Total Stockholders’ Deficit	(10,102)	(203,328)
Total Liabilities and Stockholders’ Deficit	$-	$758

The Accompanying Notes are an Integral Part of the Condensed Financial Statements

AURIOS INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-

General and administrative	4,512	6,248	21,293	42,261
Total operating expenses	4,512	6,248	21,293	42,261

Loss from operations	(4,512)	(6,248)	(21,293)	(42,261)

Other (income) and expenses
Other income	-	(20,200)	(25,000)	(33,479)
Interest expense	-	1,063	989	4,633
Total other income and expenses	-	(19,137)	(24,011)	(28,846)

Income/(loss) before provision for income taxes	(4,512)	12,889	2,718	(13,415)

Provision for income taxes	-	-	-	-

Net income /(loss)	$(4,512)	$12,889	$2,718	$(13,415)

Basic and diluted loss per share	(0.00)	0.00	$0.00	(0.00)

Weighted average number of common shares outstanding (basic)	4,597,500	3,678,000	4,440,882	3,678,000
Weighted average number of common shares outstanding (diluted)	4,597,500	3,998,079	4,440,882	3,678,000

The Accompanying Notes are an Integral Part of the Condensed Financial Statements

AURIOS, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

			Additional		Total
	Common Stock		Paid -In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2013	3,678,000	$197,795	$98,936	$(500,059)	$(203,328)

Common shares for settlement of liabilities (unaudited)	919,500	-	190,508		190,508

Net Income (unaudited)				2,718	2,718

Balance, September 30, 2014 (unaudited)	4,597,500	$197,795	$289,444	$(497,341)	$(10,102)

See accompanying notes to the condensed consolidated financial statements.

AURIOS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net Income/(loss)	$2,718	$(13,415)

Adjustments to reconcile net income (loss) to net cash used by operating activities:
Inventory reserve	-	1,155
Income from expired standstill agreements		(32,200)

Changes in Assets and Liabilities:
Accounts payable	(3,476)	11,006
Accrued interest	-	4,372
Net cash used by operating activities	(758)	(29,082)

Cash flows from financing activities:
Proceeds from debt	-	7,025
Repayment of debt	-	(7,025)
Proceeds from expired standstill agreements	-	32,200
Net cash provided by financing activities	-	32,200
Net change in cash and cash equivalents	(758)	(3,118)
Cash and cash equivalents at beginning of period	758	318
Cash and cash equivalents at end of period	$-	$3,436

Supplemental information:
Interest paid	$989	$261
Income taxes paid	$-	$-

Supplemental disclosure of non-cash items:
Common stock issued for settlement of liabilities	$190,508	$-

The Accompanying Notes are an Integral Part of the Condensed Financial Statements

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1

Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates

Presentation of Interim Information

The condensed financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements for the year ended December 31, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading. The accompanying condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2014, and the results of our operations and cash flows for the periods presented. We derived the December 31, 2013 condensed balance sheet data from audited financial statements, but do not include all disclosures required by GAAP. Interim results are subject to seasonal variations and the results of operations for the three and nine months ended September 30, 2014 and 2013, are not necessarily indicative of the results to be expected for the full year.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used when accounting for stock-based compensation and the valuation of deferred tax assets. These are discussed in the respective notes to the condensed financial statements.

New Accounting Pronouncements

In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2014-15, Presentation of Financial Statement - Going Concern. ASU 2014-15 requires management to perform an assessment of going concern and under certain circumstances disclose information regarding this assessment in the footnotes to the financial statements. ASU 2014-15 is effective for the Company beginning January 1, 2016.

There have been no other recent accounting pronouncements issued which are expected to have a material effect on the Company’s financial statements.

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

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1

Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Earnings Per Share (Continued)

As of April 30, 2014, warrants to purchase 247,489 shares of the Company’s common stock were cancelled by mutual agreement of the Company and the warrant holders for no consideration. Accordingly, the warrants are no longer outstanding and not included in the determination of diluted earnings per share for the three and nine months ended September 30, 2014. The Company had convertible notes payable and related accrued interest which were settled as of May 2, 2014; accordingly, these convertible instruments were excluded from the determination of diluted earnings per share for the three and nine months ended September 30, 2014.

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

Earnings per share for the three and nine months ended September 30 are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic earnings/(loss) per share:
Net income/(loss) attributable to common shareholders	$(4,512)	$12,889	$2,718	$(13,415)
Weighted average common shares outstanding	4,597,500	3,678,000	4,440,882	3,678,000
Basic Earnings per share	$(0.00)	$0.00	$0.00	$(0.00)

Diluted earnings/(loss) per share:
Net income/(loss) attributable to common shareholders	$(4,512)	$(10,589)	$2,718	$(13,415)
Weighted average common shares outstanding	4,597,500	3,678,000	4,440,882	3,678,000
Effect of dilutive securities:
Warrants convertible to common stock	-	-	-	-
Notes payable and accrued interest convertible to common stock	-	320,079	-	-
Weighted average common and common equivalent shares outstanding	4,597,500	3,998,079	4,440,882	3,678,000
Diluted earnings per share	$(0.00)	$0.00	$0.00	$(0.00)

Note 2

Related Party Transactions

The Company and TGE, its affiliate and former parent, entered into an administrative services/rental agreement with TGE on January 1, 2009. Under such agreement, TGE performed certain administrative duties for Aurios and provided it office space as required at $1,500 per month. Aurios has no employees and contracted with TGE for all services. Paul Attaway, our former CEO and director, controls TGE as its principal shareholder, and an officer and director. This agreement was terminated on February 25, 2010 as a result of the sale of substantially all of TGE’s assets to AVT. Mr. Attaway provided administrative services, office and warehouse space in his residence to the Company in 2013 at no cost.

During 2014, various administrative services and legal fees have been borne by the Company’s management and a related entity. The primary beneficiary of these services is viewed to be the related entity and as such, no expense has been recorded in the accompanying financial statements for these services.

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 2

Related Party Transactions

Related Party Transactions (Continued)

On April 12, 2013, Ira J. Gaines, Paul Attaway and Christian J. Hoffmann, all of whom are principal shareholders of the Company, advanced a total of $7,025. These advances were repaid in September 2013 with interest at the rate of 6% per annum totaling approximately $116.

On December 15, 2010 the Company sold $10,000 principal amount of a Series A Convertible Note (the “Series A Note”) to Paul J. Attaway, a former director and principal shareholder of the Company. The Series A Note bears interest at 6% per annum, was due and payable on December 14, 2013 and is convertible into common stock at a price of $0.30 per share. Maturity has been extended to December 15, 2014. In connection with each Series A Note, the Company issued a warrant exercisable to purchase 33,333 shares of common stock at a price of $0.30 per share through December 14, 2020. Also on such date the Company sold two additional Series A Notes, each in the principal amount of $10,000, to Ira J. Gaines and Christian J. Hoffmann, III, both principal shareholders of the Company, and issued each of them a warrant to purchase 33,333 shares of common stock. The Series A Notes and warrants were on the same terms as those issued to Mr. Attaway.

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

On August 14, 2012, Ira J. Gaines, Paul Attaway and Christian J. Hoffmann III, respectively all of whom are principal shareholders of the Company, advanced a total of $6,820 to the Company. Each advance bears interest at a rate of 6.0% per annum, with principal and interest due on September 14, 2014. On November 26, 2012, Ira J. Gaines, Paul Attaway and Christian J. Hoffmann III, respectively all of whom are principal shareholders of the Company, advanced a total of $7,000 to the Company. Each advance bears interest at a rate of 6.0% per annum, with principal and interest due on November 26, 2014. As of December 31, 2013, there was combined accrued interest on the August 2012 and November 2012 notes of $829.

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

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Note 5

Income Taxes

As of September 30, 2014 and December 31, 2013, the Company had net operating loss carryforwards of approximately $465,000 and $468,000, respectively. The loss carryforwards, unless utilized, will expire from 2027 through 2033.

Our federal and state tax returns are subject to changes upon examination. For federal income tax purposes, years 2008 through 2013 are open for examination and for state income tax purposes the years 2007 through 2013 are open for examination. The Company’s policy is to classify any interest and penalties to income taxes in the financial statements.

Internal Revenue Code Section 382 limits that ability to utilize net operating losses if a 50% change in ownership occurs over a three year period. Such limitation of the net operating losses may have occurred, which the Company has not fully analyzed at this time as the deferred tax asset is fully reserved.

Note 6

Going Concern

The Company has incurred an accumulated deficit and has had negative cash flows from its operations. The Company no longer has a patent license with AVT to manufacture or sell the Aurios product line. Realization of the Company’s assets is dependent upon the Company’s ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As such, the Company’s independent registered public accounting firm included an emphasis of matter paragraph regarding the substantial doubt of the Company’s ability to continue as a going concern in their audit opinion attached to our financial statements for the year ended December 31, 2013. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

AURIOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 6

Going Concern (continued)

The Company has no expansion plans that would require significant infusions of capital because it has no operations; however, it expects that it will need certain additional working capital in the next twelve months in order for it to seek a new business opportunity. The Company plans to identify, evaluate, and investigate various companies with the intent to conduct a reverse merger transaction under which it would acquire a target company with an operating business to continue the acquired company’s business as a publicly-held entity. On May 2, 2014, after the sale of shares to iPayMobil, Paul Attaway and Tim Louis submitted their resignations from their positions as President and Chief Financial Officer and Secretary and Treasurer of the Company, respectively, and as the sole members of the Company’s Board of Directors (the “Board”). On that same day, in connection with Messrs. Attaway’s and Louis’ resignations, the Board appointed Andrew M. Ling as President and Chief Executive Officer and Gary Pryor as Chief Financial Officer. In addition Messrs. Ling and Pryor were appointed to the Board to fill the vacancies created by the resignation of Messrs. Attaway and Louis. Mr. Pryor was appointed to the Board as Executive Chairman to fill the vacancy created by the resignation of Mr. Louis. There can be no assurance that the Company will find a suitable acquisition candidate or, if it does, that the terms will be favorable to its existing shareholders. Further, no assurances can be given that the Company will be able to raise such additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to the Company. If the Company is unable to raise additional funds, it could be required to halt its search for a suitable acquisition.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our ability to find a new business opportunity and acquire it on terms favorable to our existing shareholders; (ii) our independent registered public accounting firm expressed a going concern opinion; (iii) our ability to raise additional working capital that we may require and, if available, that such working capital will be on terms favorable to us; (iv) our ability to implement a new business plan; (v) our history of declining operating results; (vi) economic and general risks relating to business; (vii) our ability to manage our cost of production; (viii) our dependence on key personnel; (ix) increased competition or our failure to compete successfully; (x) our ability to continue to comply with the Sarbanes-Oxley Act of 2002; (xi) our nonpayment of dividends and lack of plans to pay dividends in the future; (xii) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xiii) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xiv) the price of our stock is likely to be highly volatile because of several factors, including a relatively limited public float; and (xv) indemnification of our officers and directors.

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

For the nine months ended September 30, 2014 and 2013

Results from Operations

Revenues

Revenues for the nine months ended September 30, 2014 and 2013 were $0. Our lack of revenues in the 2014 and 2013, periods was because we ceased selling vibration isolation products on December 31, 2012 when our AVT License terminated.

Cost of Sales

Cost of sales for the nine months ended September 30, 2014 and September 30, 2013 were $0, because we had no sales in 2014 or 2013.

Other Income

We had other income for the nine months ended September 30, 2014 and September 30, 2013 in the amounts of $25,000 and $33,479, respectively. The other income relates to deposits made under various deposit and standstill agreements in anticipation of possible transactions with third parties during 2014 and 2013. We and such parties did not reach definitive agreements on the possible transactions and we recorded income upon expiration of the deposit and standstill agreements.

General and Administrative Expenses

In the nine months ended September 30, 2014 and 2013, our General and Administrative Expenses were $21,293 and $42,261, respectively. During the nine months ended September 30, 2014, these expenses consisted chiefly of the administrative expense incurred related to being publicly held and for certain corporate matters.

Interest Expense

Interest expense was $989 and $4,633 for the nine months ended September 30, 2014 and 2013, respectively. The decrease was primarily related to extinguishment of the note payable to TGE, during May 2013, resulting in less accrued interest.

Net Income (Loss)

For the reasons listed above, for the nine months ended September 30, 2014 and 2013 we recorded a net income of $2,718 and a net loss of ($13,415), respectively, an increase of $16,133.

Basic and Diluted Income (Loss) per Share

The income per share was $0.00 for the nine months ended September 30, 2014. The loss per share was ($0.00) for the nine months ended September 30, 2013.

For the three months ended September 30, 2014 and 2013

Results from Operations

Revenues

Revenues for the three months ended September 30, 2014 and 2013 were $0. Our lack of revenues in the 2014 and 2013, periods was because we ceased selling vibration isolation products on December 31, 2012 when our AVT License terminated.

Cost of Sales

Cost of sales for the three months ended September 30, 2014 and 2013 were $0, because we had no sales in 2014 or 2013.

Other Income

We had other income for the three months ended September 30, 2014 and 2013 in the amounts of zero and $20,200, respectively. The other income relates to standstill agreements in anticipation of possible transactions related to two agreements we entered into with FastLane Retail Systems, Inc. providing for exclusivity in negotiations between the parties for a possible transaction.

General and Administrative Expenses

In the three months ended September 30, 2014 and 2013, our General and Administrative Expenses were $4,512 and $6,248, respectively. These expenses consisted primarily of the administrative expenses related to being publicly held and for certain corporate matters.

Interest Expense

Interest expense was zero and $1,063 for the three months ended September 30, 2014 and 2013, respectively. The decrease was primarily related to extinguishment of the note payable resulting in less accrued interest.

Net Loss

For the reasons listed above, for the three months ended September 30, 2014 and 2013 we recorded a net loss of ($4,512) and net income of $12,889, respectively, a decrease of $17,401.

Basic and Diluted Income (Loss) per Share

The basic and diluted income per share was $0.00 for the three months ended September 30, 2014 and 2013.

Liquidity and Capital Resources

Our independent registered public accounting firm included an emphasis of matter paragraph regarding the substantial doubt of the Company’s ability to continue as a going concern in their audit opinion on our consolidated financial statements for the year ended December 31, 2013. We provided for our cash requirements in 2013 and in the first nine months of 2014 from loans from our three principal shareholders, sale of our common stock and we received a deposit of $25,000 in January 2014 from a third party with whom we were discussing a possible merger transaction. The deposit was forfeited because no transaction ultimately occurred between the parties.

We believe that we will obtain sufficient capital to operate for the next twelve months through the sale of debt or equity securities, deferral of payment of certain accounts payable, and, if we are able to, by generating operating income through the acquisition of an operating entity that produces positive cash flow. We can make no assurances that we will be successful in this regard. If our revenues do not increase and our cash flow is not positive or not sufficient to meet our working capital needs, we will need to seek to raise capital through the sale of our equity or debt securities. We have no commitments for obtaining such financing and there can be no assurance that we could obtain the necessary funds or obtain them on terms favorable to us. Any future financing may be on terms that substantially dilute the ownership interests of present shareholders. If we are unable to raise sufficient additional capital as necessary, we may have to suspend or contract operations or cease operations entirely. We do not anticipate that we will have any large capital requirements over the next twelve months. At September 30, 2014 we had a working capital deficit of ($10,102).

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2014 and December 31, 2013.

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

Deferred Tax Asset Voluation. The Company records an allowance against its not deferred tax assets to reduce the carrying value to an amount that the Company believes is more likely than not to be realized.

New Accounting Pronouncements

In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Updates (“ASU”) 2014-15, Presentation of Financial Statements - Going Concern. ASU 2014-15 requires management to perform an assessment of going concern and under certain circumstances disclose information regarding this assessment in the footnotes to the financial statements. ASU 2014-15 is effective for the Company beginning January 1, 2016.

There have been no other recent accounting pronouncements issued which are expected to have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities and Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2014. This evaluation was carried out under the supervision and with the participation of our President and Chief Executive Officer, Andrew Ling and our Chief Financial Officer, Gary Pryor. Based upon that evaluation, they have concluded that, as of September 30, 2014, our disclosure controls and procedures are not effective to provide reasonable assurance that material information required to be disclosed by us in this report was recorded, processed, summarized and communicated to our management as appropriate and within the time periods specified in SEC rules and forms. Nonetheless, management believes that it has taken sufficient additional steps in preparing this Report to ensure that the information contained in it is materially accurate and in accordance with generally accepted accounting principles for interim financial information and the SEC’s instructions to Form 10-Q for smaller reporting companies.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting, as such term is defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act, during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect such controls.

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

Date: November 14, 2014

By:	/s/ Andrew M. Ling
Name:	Andrew M. Ling
Title:	President and Chief Executive Officer

